Form 10QSB
period 2008-03-31
Pretoria Resources, Inc.
filed 2008-05-14
CIK 1412068

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-52901

PRETORIA RESOURCES TWO, INC.
(Name of Small Business Issuer in its charter)

Nevada	26-0383696
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11908 Darnestown Road, North Potomac, MD 20878
(Address of principal executive offices)

(970) 247-5886
(Issuer's telephone number)

(Former name, former address and former
fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At May 9, 2008 there were 1,000,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Page
Balance Sheet – March 31, 2008 (Unaudited)	F-1

Statement of Operations Three Months Ended March 31, 2008 (Unaudited) and March 31, 2007 (Unaudited)	F-2

Statement of Stockholders Deficit (Unaudited)	F-3

Statement of Cash Flows Three Months Ended March 31, 2008 (Unaudited) and March 31, 2007 (Unaudited)	F-4

Notes to Financial Statements (Unaudited)	F-5 to F-8

Pretoria Resources Two, Inc.
(A Development Stage Company)
Balance Sheet—Unaudited
As of March 31, 2008

ASSETS

CURRENT ASSETS:
Cash	$5,205
TOTAL CURRENT ASSETS	5,205

TOTAL ASSETS	$5,205

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Shareholder Loan	15,000
TOTAL CURRENT LIABILITIES	15,000

TOTAL LIABILITIES	15,000

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2008)	-
Common stock ($0.0001 par value; 100,000,000 shares authorized: 1,000,000 issued and outstanding at March 31, 2008)	100
Paid in Capital	-
Retained Deficit	(9,895)
TOTAL STOCKHOLDERS' DEFICIT	(9,795)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,205

Pretoria Resources Two, Inc.
(A Development Stage Company)
Statement of Operations—Unaudited
For the Three Months Ended March 31, 2008

		Cumulative
	For the Three	Totals
	Months Ended	Since Inception
	March 31, 2008	May 25, 2007
REVENUES:
Income	$-	$-
Total Revenue	-	-

EXPENSES:
Professional Fees	-	9,895
Selling, General, and Administrative	-	-
Total Expenses	-	9,895

Loss from operations	$-	$(9,895)

Provision for income taxes	-	-

NET LOSS	$-	$(9,895)

Basic and fully diluted net loss per common share:	$-	$(0.010)

Weighted average common shares outstanding	1,000,000	1,000,000

Pretoria Resources Two, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit—Unaudited
For the Three Months Ended March 31, 2008

					Additional
	Common Stock		Preferred stock		Paid-in	Deficit
	Shares	Amount	Shares	Amount	Capital	Accumulated

Balances, May 25, 2007 (inception)	-	$-	-	$-	$-	$-

Net loss	-	-	-	-	-	(9,895)

Capital Contributions	-	-	-	-	-	-

Issuance of common shares	1,000,000	100	-	-	-	-

Balances, December 31, 2007	1,000,000	$100	-	$-	$-	$(9,895)

Net loss	-	-	-	-	-	-

Balances, March 31, 2008	2,000,000	$200	-	$-	$-	$(9,895)

Pretoria Resources Two, Inc.
(A Development Stage Company)
Statement of Cash Flows—Unaudited
For the Three Months Ended March 31, 2008 and 2007

		Cumulative
	For the Three	Totals
	Months Ended	Since Inception
	March 31, 2008	May 25, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$-	$(9,895)
Adjustments to reconcile net (loss) to net cash used in operations:
Increase/(decrease) in Accrued Expenses	-	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	-	(9,895)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder Loan	-	15,000
Capital Stock purchase	-	100
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	15,100

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	5,205

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	5,205	-

END OF THE PERIOD	$5,205	$5,205

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity—Pretoria Resources Two, Inc. (f/k/a Pretoria Resources, Inc.) (“The Company”) was organized under the laws of the State of Nevada on May 25, 2007 as a corporation. The Company’s objective is to acquire or merge with a target business or company in a business combination.

Basis of Presentation—The financial statements included herein were prepared under the accrual basis of accounting.

Cash and Cash Equivalents—For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

Management’s Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial statements above reflect all of the costs of doing business.

Revenue Recognition—The Company’s policy is to recognize income when it is earned.

Comprehensive Income (Loss)—The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There were no items of comprehensive income (loss) applicable to the Company during the period covered in the financial statements.

Net Income per Common Share—Statement of Financial Accounting Standard (SFAS) No. 128 requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the EPS computations. Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for the period presented. There were no adjustments required to net income for the period presented in the computation of diluted earnings per share.

Deferred Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), “Accounting for Income Taxes.” A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carry forwards.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Fair Value of Financial Instruments—The carrying amounts reported in the balance sheet for cash, accounts receivable and payable approximate fair value based on the short-term maturity of these instruments.

Accounts Receivable—Accounts deemed uncollectible are written off in the year they become uncollectible. As of March 31, 2008 the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets—The Company evaluates the recoverability of its fixed assets and other assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144’). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended June 30, 2007.

Stock-Based Compensation—The Company accounts for stock-based compensation using the fair value method of Financial Accounting Standard No. 123R. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

Recent Accounting Pronouncements—In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. Effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. No entity is permitted to apply the Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. Early adoption of this standard is not expected to have a material effect on the Company’s results of operations or its financial position, but the Company is evaluating the Statement to determine what impact, if any, it will have on the Company.

In December 2007, the FASB issued SFAS 141(revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the impact, if any, of SFAS 141R on its consolidated financial statements.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the account with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the impact, if any, of SFAS 160 on its consolidated financial statements.

NOTE B—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the period ended June 30, 2007 is summarized as follows:

Cash paid during the period ended March 31, 2008 for interest and income taxes:

Income Taxes	$—
Interest	$—

NOTE C—SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company determined that it did not have any separately reportable operating segments as of June 30, 2007.

NOTE D—GOING CONCERN

As shown in the accompanying audited financial statements, the Company has suffered a loss from operations to date. It has experienced a loss of $9,895 since inception and has a negative working of capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans in regard to this matter are to raise equity capital and seek strategic relationships and alliances in order to increase sales in an effort to generate positive cash flow. Additionally, the Company must continue to rely upon equity infusions from investors in order to improve liquidity and sustain operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE E—CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $.0001 par value per share.

During the period from inception (May 25, 2007) through March 31, 2008, the Company issued 1,000,000 to the following:

Gail M. Davis	900,000
Barbara Deadwiley	100,000

The Company is authorized to issue 10,000,000 preferred shares at $.0001 par value per share. During the period from inception (May 25, 2007) through March 31, 2008, the Company issued no preferred shares.

NOTE F – DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of March 31, 2008 and to date has had no significant operations. Recovery of the Company’s assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE G—COMMITMENTS/RELATED PARTY TRANSACTIONS

On July 18, 2007, Gail Davis, the President and a member of the Board of Directors, loaned the Company the sum of $30,000 to pay certain costs and expenses in connection with the organization of the Company and the preparation and filing with the Securities and Exchange Commission of a registration statement on Form 10-SB. The Company subsequently repaid a lump sum amount of $15,000 back to Dr. Davis and retained the balance in the form of a Note Payable to Dr. Davis. The Note Payable in the amount of $15,000 is payable on demand with interest accruing at the rate of 8% per annum.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Overview.

Pretoria Resources Two, Inc. (“we”, “us” or the “Company”) was formed to serve as a vehicle to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination (“Business Combination”), an operating or development stage business which desires to utilize our status as a reporting corporation under the Securities Exchange Act of 1934. We have neither engaged in any operations nor generated any revenues since our inception. Our entire activity since inception has been to complete the registration of our class of common stock under the Exchange Act and to identify and investigate targets for an initial transaction.

We are currently in the process of evaluating and identifying targets for a Business Combination. We are not presently engaged in, and will not engage in, any substantive commercial business until we consummate a Business Combination.

Our management will have broad discretion in identifying and selecting a prospective Target Business. We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses. Neither of our officers and directors has ever served as an officer or director of a development stage public company with the business purpose of acquiring a Target Business. Accordingly, they may not successfully identify a Target Business or conclude a Business Combination. To the extent we affect a Business Combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. If we consummate a Business Combination with a foreign entity, we will be subject to all of the risks attendant to foreign operations. Although our management will endeavor to evaluate the risks inherent in a particular Target Business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

We expect that in connection with any Business Combination, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction, in order to ensure that Business Combination qualifies as a “tax free” transaction under federal tax laws). The issuance of additional shares of our capital stock:

•	will significantly reduce the equity interest of our stockholders; and

•	will cause a change in likely result in the resignation or removal of one or more of our present officers and directors.

Our management anticipates that the Company likely will be able to affect only one Business Combination, due primarily to our financial resources and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a Target Business in order to achieve a tax free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against potential gains from another.

2

Liquidity and Capital Resources.

During the next twelve months we anticipate incurring costs and expenses related to filing of Exchange Act reports and investigating and consummating a Business Combination. Management expects to fund additional costs and expenses which may be incurred in connection with due diligence activities and a Business Combination through loans or further investment in the Company, as and when necessary. We cannot provide investors with any assurance that we will have sufficient capital resources to identify a suitable Target Business, to conduct effective due diligence as to any Target Business or to consummate a Business Combination.

Results of Operations.

Since our inception, we have not engaged in any activities other than in connection with our organization and preparing and filing this Registration Statement and have not generated any revenues to date. We do not expect to engage in any activities, other than seeking to identify a Target Business, unless and until such time as we enter into a Business Combination with a Target Business, if ever. We cannot provide investors with any assessment as to the nature of a Target Business’s operations or speculate as to the status of its products or operations, whether at the time of the Business Combination it will be generating revenues or its future prospects.

Item 3A(T). Controls and Procedures.

Our management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2008 (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the Company’s principal executive officer who also is our principal financial officer. Based upon such evaluation, the Company’s principal executive officer has concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities.

(a) None.

3

(b) None.

(c)  During the three months ended March 31 2008, the Company did not issue any securities.

(d) None.

(e) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On September 25, 2007 (prior to the effective date of the Company’s registration statement on Form 10-SB), the Board of Directors and the holders of all outstanding shares of the capital stock of Pretoria Resources, Inc., a Delaware corporation, adopted resolutions authorizing a change of the Company’s domicile from the State of Delaware to the State of Nevada. The change of domicile was accomplished by organizing a Nevada corporation having the name “Pretoria Resources Two, Inc.” and the same capitalization as the Delaware corporation, adopting an Agreement and Plan of Merger by both entities and the shareholders of both entities, and merging the Delaware corporation into the Nevada corporation. The merger was effective as of October 1, 2007. The Nevada corporation is the successor in interest to the Delaware corporation.

Item 6. Exhibits.

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2008.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

PRETORIA RESOURCES TWO, INC.

Date:	May 9, 2008	By:	/s/ Gail Davis
Gail Davis, President

5