Form 10QSB
period 2008-06-30
Pretoria Resources, Inc.
filed 2008-08-13
CIK 1412068

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-52901

PRETORIA RESOURCES TWO, INC.
(Name of Small Business Issuer in its charter)

Nevada	26-0383696
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At August 12, 2008 there were 1,000,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Pretoria Resources Two, Inc.
(A Development Stage Company)
Balance Sheet—Unaudited
As of June 30, 2008

ASSETS
CURRENT ASSETS:
Cash	$4,705
TOTAL CURRENT ASSETS	4,705

TOTAL ASSETS	$4,705

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Shareholder Loan	15,000
Accrued Expenses	1,100
TOTAL CURRENT LIABILITIES	16,100

TOTAL LIABILITIES	16,100

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; no shares
issued and outstanding at June 30, 2008)	-
Common stock ($0.0001 par value; 100,000,000 shares authorized:
1,000,000 issued and outstanding at June 30,, 2008)	100
Paid in Capital	-
Retained Deficit	(11,495)
TOTAL STOCKHOLDERS' DEFICIT	(11,395)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,705

Pretoria Resources Two, Inc.
(A Development Stage Company)
Statement of Operations (Unaudited)

					Cumulative
					Totals
	Three Months ended June 30,		Six Months Ended June 30,		Since Inception May 25,
	2008	2007	2008	2007	2007
REVENUES
Income	$-	$-	$-	$-	$-
Total Revenues	-	-	-		-

EXPENSES
Professional Fees	500	9,000	500	9,000	9,500
Interest Expense	1,100	-	1,100	-	1,100
Selling, General, and Administrative	-	-	-	-	895
TOTAL EXPENSES	1,600	9,000	1,600	9,000	11,495
Net Income/(Loss)	$(1,600)	$(9,000)	$(1,600)	$(9,000)	$(11,495)
Net income/(loss) per share—basic and fully diluted
Net income/(loss) per share	$(0.00)	$(0.01)	$(0.00)	$(0.01)	$(0.01)
Weighted average shares outstanding—basic and fully diluted	1,000,000	1,000,000	1,000,000	1,000,000	1,000,000

Pretoria Resources Two, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit—Unaudited
For the Six Months Ended June 30, 2008

					Additional
	Common Stock		Preferred stock		Paid-in	Deficit
	Shares	Amount	Shares	Amount	Capital	Accumulated
Balances, May 25, 2007 (inception)	-	$-	-	$-	$-	$-

Net loss	-	-	-	-	-	(9,895)

Capital Contributions	-	-	-	-	-	-

Issuance of common shares	1,000,000	100	-	-	-	-

Balances, December 31, 2007	1,000,000	$100	-	$-	$-	$(9,895)

Net loss	-	-	-	-	-	(1,600)

Balances, June 30, 2008	1,000,000	$100	-	$-	$-	$(11,495)

Pretoria Resources Two, Inc.
(A Development Stage Company)
Statement of Cash Flows—Unaudited

			Cumulative
	For the Six	For the Six	Totals
	Months Ended	Months Ended	Since Inception
	June 30, 2008	June 30, 2007	May 25, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,600)	$(9,000)	$(11,495)
Adjustments to reconcile net (loss) to net cash used in operations:
Increase/(decrease) in Accrued Expenses	1,100	9,000	1,100
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(500)	-	(10,395)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder Loan	-	-	15,000
Capital Stock purchase	-	100	100
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	100	15,100

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(500)	100	4,705

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	5,205	-	-

END OF THE PERIOD	$4,705	$100	$4,705

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-	$-
Taxes	$-	$-	$-

PRETORIA RESOURCES TWO, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008

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

Accounts Receivable—Accounts deemed uncollectible are written off in the year they become uncollectible. As of June 30,, 2008 the balance in Accounts Receivable was $0.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

Impairment of Long-Lived Assets—The Company evaluates the recoverability of its fixed assets and other assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144’). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended June 30, 2008.

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Recent Accounting Pronouncements (cont’d)

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”. This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

NOTE B—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the period ended June 30, 2008 is summarized as follows:

Cash paid during the period ended June 30, 2008 for interest and income taxes:

Income Taxes	$—
Interest	$—

NOTE C—SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company determined that it did not have any separately reportable operating segments as of June 30, 2008.

NOTE D—GOING CONCERN

As shown in the accompanying audited financial statements, the Company has suffered a loss from operations to date. It has experienced a loss of $11,395 since inception and has a negative working of capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the period from inception (May 25, 2007) through June 30, 2008, the Company issued 1,000,000 to the following:

Gail M. Davis	900,000
Barbara Deadwiley	100,000

The Company is authorized to issue 10,000,000 preferred shares at $.0001 par value per share. During the period from inception (May 25, 2007) through June 30, 2008, the Company issued no preferred shares.

NOTE F—DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of June 30, 2008 and to date has had no significant operations. Recovery of the Company’s assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE G—COMMITMENTS/RELATED PARTY TRANSACTIONS

On July 18, 2007, Gail Davis, the President and a member of the Board of Directors, loaned the Company the sum of $30,000 to pay certain costs and expenses in connection with the organization of the Company and the preparation and filing with the Securities and Exchange Commission of a registration statement on Form 10-SB. The Company subsequently repaid a lump sum amount of $15,000 back to Dr. Davis and retained the balance in the form of a Note Payable to Dr. Davis. The Note Payable in the amount of $15,000 is payable on demand with interest accruing at the rate of 8% per annum. As of June 30, 2008 the amount of interest accrued is $1,100.

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

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2008 (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the Company’s principal executive officer who also is our principal financial officer. Based upon such evaluation, the Company’s principal executive officer has concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities.

(a) None.

3

(b) None.

(c)  During the three months ended June 30 2008, the Company did not issue any securities.

(d) None.

(e) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description
31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2008.

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

PRETORIA RESOURCES TWO, INC.

Date: August 12, 2008	By:	/s/ Gail Davis
Gail Davis, President

5