Form 10-Q
period 2008-09-30
Pretoria Resources, Inc.
filed 2008-11-12
CIK 1412068

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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

___________________________________
(Former name, former address and former
fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☒ Yes ☐ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At November 12, 2008 there were 1,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Pretoria Resources Two, Inc.
(A Development Stage Company)
Balance Sheet ( Unaudited)
As of September 30, 2008

ASSETS

CURRENT ASSETS
Cash	$1,959
TOTAL CURRENT ASSETS	$1,959

TOTAL ASSETS	$1,959

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Accrued Interest Payable	1,422
Note Payable to Related Party	15,000
TOTAL CURRENT LIABILITIES	16,422
TOTAL LIABILITIES	16,422
DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; no shares
issued or outstanding at September 30, 2008)	-
Common stock ($0.0001 par value; 100,000,000 shares authorized;
1,000,000 issued and outstanding at September 30, 2008)	100
Accumulated Deficit	(14,563)
TOTAL STOCKHOLDERS' DEFICIT	$(14,463)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,959

Pretoria Resources Two, Inc.
(A Development Stage Company)
Statement of Operations (Unaudited)
For the period from July 01, 2008 Through September 30, 2008

		Cumulative
	For The	Totals
	Three Months	Since
	Ending	Inception
	September 30,	(May 25,
	2008	2007)
REVENUES:
Income	$-	$-
Total Revenue	-	-

EXPENSES:
Professional Fees	2,710	12,210
Interest Expense	322	1,422
Selling, General, and Administrative	36	931
Total Expenses From Operation	3,068	14,563
Loss from Operations	$(3,068)	$(14,563)

NET LOSS	$(3,068)	$(14,563)

Basic and fully diluted net loss per common share:	$(0.00)	$(0.01)

Weighted average common shares outstanding	1,000,000	1,000,000

Pretoria Resources Two, Inc.
(A Development Stage Company)
Statement of Cash Flows (Unaudited)
For the period from July 01, 2008 Through September 30, 2008

		Cumulative
	For The	Totals
	Three Months	Since
	Ending	Inception
	September 30,	(May 25,
	2008	2007)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,068)	$(14,563)
Adjustments to reconcile net (loss) to net
cash used in operations:
Changes in Assets and Liabilities:	322	1,422

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(2,746)	(13,141)

CASH FLOWS FROM INVESTING ACTIVITIES:
Note Payable to Related Party	-	15,000

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	15,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital Stock issued	-	100

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	100

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	4,705	-

END OF THE PERIOD	$1,959	$1,959

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
INTEREST	$-	$-
TAXES	-	-

Pretoria Resources Two, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit (Unaudited)
For the period from July 01, 2008 Through September 30, 2008

					Additional	Deficit
	Common Stock		Preferred Stock		Paid-in	Accum-
	Shares	Amount	Shares	Amount	Capital	ulated

Balances, July 1, 2008	1,000,000	$100	-	$-	$-	$(11,495)

Net loss for the period	-	-	-	-	-	(3,068)

Capital contributions	-	-	-	-	-	-

Issuance of shares	-	-	-	-	-	-

Balances, September 30, 2008	1,000,000	$100	-	$-	$-	$(14,563)

PRETORIA RESOURCES TWO, INC. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS (UNAUDITED) FOR THE PERIOD ENDED SEPTEMBER 30, 2008

NOTE A- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity- Pretoria Resources Two, Inc.(f/k/a/ Pretoria Resources, Inc.) (the “Company”) was organized under the laws of the State of Nevada on May 25, 2007 as a corporation with a year end of June 30. The Company’s objective is to acquire or merge with a target business or company in a business combination.

Basis of Presentation- The financial statements included herein were prepared under the accrual basis of accounting.

Cash and Cash Equivalents- For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

Note Payable to Related Party & Accrued Interest
On July 18, 2007, Gail Davis, President and board member, loaned the Company the sum of $30,000 to pay certain costs and expenses in connection with the organization of the Company and the filing with the Securities and Exchange Commission of a registration statement on Form 10-SB. The Company subsequently repaid a lump sum amount of $15,000 to Davis and retained the balance in the form of a Note Payable to Davis. The Note Payable in the amount of $15,000 is payable on demand with interest at 8% per annum. The interest accrued, but not paid, for this period is $322.

Management’s Use of Estimates- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The financial statements above reflect all of the costs of doing business.

Revenue Recognition- The Company’s policy is to recognize income when it is earned.

Comprehensive Income (Loss)- The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income” which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There were no items of comprehensive income (loss) applicable to the Company during the period covered in the financial statements.

Net Income per Common Share- Statement of Financial Accounting Standards (SFAS) No. 128 requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the EPS computations. Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as option, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for the period presented. There were no adjustments required to net income for the period presented in the computation of diluted earnings per share.

Deferred Taxes- Income taxes are provided in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carry forwards.

NOTE A- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Fair Value of Financial Instruments- The carrying amounts reported in the balance sheet for cash, accounts receivable and payable approximate fair value based on the short-term maturity of these instruments.

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of September 30, 2008, the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended September 30, 2008.

Stock-Based Compensation- The Company accounts for stock-based compensation using the fair value method of Statement of Financial Accounting Standards (SFAS) No. 123R. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

Fair Value for Financial Assets and Financial Liabilities- The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value for Financial Assets and Financial Liabilities- Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. No such assets or liabilities were recognized during the period ending September 30, 2008.

Recent Accounting Pronouncements-
Statement of Financial Accounting Standards (SFAS) No. 141, ”Business Combinations”: In December, 2007, the Board revised this Statement with the objective to improve relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The statement establishes principles and requirements for how the acquirer:
a.	recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree,

NOTE A- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

b.	recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and
c.	determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.
This Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December15, 2008. The adoption of this
Standard is not expected to have a material effect on the Company’s results of operations or financial position.
Statement of Financial Accounting Standards (SFAS) No. 160, ”Noncontrolling Interests in Consolidated Financial Statements- an Amendment of ARB No. 51”: In December, 2007, the Board issued this Statement with the objective of improving the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require:
a.
the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity,

b.	the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income.,
c.	changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary are accounted for consistently,
d.	the gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment rather than the carrying amount of that retained investment, and
e.	entities provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interests of the non-controlling owners.
This Statement is effective for annual periods beginning after December 15, 2008. The adoption of this standard is not expected to have a material effect on the Company’s operations or financial position.
Statement of Financial Accounting Standards (SFAS) No. 161, ”Disclosures about Derivative Instruments and Hedging Activities-an Amendment of FASB Statement No.133”:In March, 2008, The Board issued this Statement which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to enhance disclosures about:
a.	how and why an entity uses derivative instruments,
b.	how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and
c.	how derivative instruments and related hedged items effect an entity’s financial position, financial performance and cash flows.
This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. It encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

NOTE B-SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the year ended September 30, 2008 is summarized as follows:
Cash paid during the year ended September 30, 2008 for interest and income taxes:

Income taxes	$	NONE
Interest	$	NONE

NOTE C-SEGMENT REPORTING

In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131,”Disclosures About Segments of an Enterprises and Related Information”. This Statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of September 30, 2008.

NOTE D-INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit there is no provision for current or deferred federal or state income taxes for the period from May 25, 2007 through September 30, 2008.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of September 30, 2008 is as follows:

Total Deferred Tax Assets		$(4,951)
Valuation Allowance		4,951
Net Deferred Tax Asset	$	NONE

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the period from inception through September 30, 2008 is as follows:

Income tax computed at the federal statutory rate	34.0%
State income tax, net of federal benefit	0.0%
Total	34.0%
Valuation allowance	-34.0%
Total deferred tax asset	0.0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased (decreased) by approximately $ 1,043.

As of September 30, 2008, the Company had a federal and state net operating loss carry forward in the amount of approximately $14,563, which expires in the year ending June 30, 2028.

NOTE E-GOING CONCERN

As shown in the accompanying audited financial statements, the Company has suffered a loss from operations to date. It has experienced a loss of $14,563 since inception and has a small working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE F-COMMITMENTS

As of September 30, 2008, the Company had no commitments.

NOTE G-CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $0.0001 par value per share.
During the period from July 01, 2008 through September 30, 2008, the Company issued no stock. It previously issued 1,000,000 to the following:

Gail M. Davis	900,000
Barbara Deadwiley	100,000
Total	1,000,000

The Company is authorized to issue 10,000,000 preferred shares at $0.0001 per share.
During the period from July 01, 2008 through September 30, 2008, the Company issued no preferred stock.

NOTE H-DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of September 30, 2008 and to date has had no significant operations. Recovery of the Company assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

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

Results of Operations.

Since our inception, we have neither engaged in any operations nor generated any revenue. We do not expect to engage in any activities, other than seeking to identify a Target Business, unless and until such time as we enter into a Business Combination with a Target Business, if ever. We cannot provide investors with any assessment as to the nature of a Target Business’s operations or speculate as to the status of its products or operations, whether at the time of the Business Combination it will be generating revenues or its future prospects.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4(T). Controls and Procedures.

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

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2008 (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the Company’s principal executive officer who also is our principal financial officer. Based upon such evaluation, the Company’s principal executive officer has concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities.

(a) None.

(b) None.

(c)  During the three months ended September 30 2008, the Company did not issue any securities.

(d) None.

(e) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

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

PRETORIA RESOURCES TWO, INC.

Date: November 12, 2008	By:	/s/ Gail Davis
Gail Davis, President