Form 10-Q
period 2009-03-31
Pretoria Resources Two, Inc
filed 2009-05-20
CIK 1412068

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________

Commission file number: 000-52901

PRETORIA RESOURCES TWO, INC.
(Name of Small Business Issuer in its charter)

Nevada	26-0383696
(State or other jurisdiction of Identification No.)	(I.R.S. Employer incorporation or organization)

4392 Enchantment Cove Lane, Charlotte North Carolina 28216
Address of registrant's principal executive offices

704-408-7575
Issuer’s telephone number

(Former name, former address and former
fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes  ☐ No

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.☐  Yes   ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At May 14, 2009 there were 1,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Pretoria Resources Two, Inc.
(A Development Stage Company)
Balance Sheet—Unaudited

	As of
	March 31, 2009	December 31, 2008
ASSETS

CURRENT ASSETS:
Cash	$-	$46
TOTAL CURRENT ASSETS	-	46

TOTAL ASSETS	$-	$46

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Related Party Note Payable	4,733	-
Note Payable	15,000	15,000
Accrued Expenses	3,800	6,315
TOTAL CURRENT LIABILITIES	23,533	21,315

TOTAL LIABILITIES	23,533	21,315

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; no shares
issued and outstanding at March 31, 2009 and December 31, 2008)	-	-
Common stock ($0.0001 par value; 100,000,000 shares authorized:
1,000,000 issued and outstanding at March 31, 2009 and December 31, 2008)	100	100
Retained Deficit	(23,633)	(21,369)
TOTAL STOCKHOLDERS' DEFICIT	(23,533)	(21,269)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$46

Pretoria Resources Two, Inc.
(A Development Stage Company)
Statement of Operations—Unaudited

			Cumulative
	For the three months ended		Totals
	March 31,	March 31,	Since Inception
	2009	2008	November 13, 2007
REVENUES
Income	$-	$-	$-
Total Revenues	-	-	-

EXPENSES
Selling, general and administrative	442	-	2,085
Professional Fees	1,500	-	19,248
TOTAL EXPENSES	1,942	-	21,333

Net Income/(Loss) from Operations	(1,942)	-	(21,333)

OTHER (EXPENSE)/INCOME
Interest Expense	(322)	-	(2,300)

Net Income/(Loss)	$(2,264)	$-	$(23,633)
Net income/(loss) per share—basic and fully diluted
Net income/(loss) per share	$(0.00)	$-	$(0.02)
Weighted average shares outstanding—basic and fully diluted	1,000,000	1,000,000	1,000,000

Pretoria Resources Two, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit—Unaudited

					Additional
	Common Stock		Preferred stock		Paid-in	Deficit
	Shares	Amount	Shares	Amount	Capital	Accumulated

Balances, December 31, 2007	1,000,000.00	$100	-	$-	$-	$(9,895)

Net loss	-	-	-	-	-	(11,474)

Capital Contributions	-	-	-	-	-	-

Issuance of common shares	-	-	-	-	-	-

Balances, December 31, 2008	1,000,000	$100	-	$-	$-	$(21,369)

Net loss	-	-	-	-	-	(2,264)

Balances, March 31, 2009	1,000,000	$100	-	$-	$-	$(23,633)

Pretoria Resources Two, Inc.
(A Development Stage Company)
Statement of Cash Flows—Unaudited

			Cumulative
	For the three months ended		Totals
	March 31,		Since Inception
	2009	2008	May 25, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,264)	$-	$(23,633)
Adjustments to reconcile net (loss) to net cash used in operations:
Changes in Assets and Liabilities:
Increase/(decrease) in Accrued Expenses	(2,515)	-	3,800
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(4,779)	-	(19,833)

CASH FLOWS FROM FINANCING ACTIVITIES:
Note Payable to Related Party	4,733	-	4,733
Note Payable	-	-	15,000
Capital Stock purchase	-	-	100
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,733	-	19,833

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(46)	-	-

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	46	-	-

END OF THE PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-	$-
Taxes	$-	$-	$-

PRETORIA RESOURCES TWO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED MARCH 31, 2009

NOTE A- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity- Pretoria Resources Two, Inc. (f/k/a/ Pretoria Resources, Inc.)  (the "Company”) was incorporated under the name Pretoria Resources, Inc. in the State of Delaware on May 25, 2007 and thereafter merged into Pretoria Resources Two, Inc., a corporation organized in the State of Nevada on September 26, 2007, effective as of October 1, 2007

Basis of Presentation- The financial statements included herein were prepared under the accrual basis of accounting.

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

Comprehensive Income (Loss) - The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income” which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There were no items of comprehensive income (loss) applicable to the Company during the period covered in the financial statements.

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
FOR THE PERIOD ENDED MARCH 31, 2009

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of March 31, 2009, the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended March 31, 2009.

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

Fair Value for Financial Assets and Financial Liabilities- The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value for Financial Assets and Financial Liabilities- Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. No such assets or liabilities were recognized during the period ending March 31, 2009.

Recent Accounting Pronouncements-
Statement of Financial Accounting Standards (SFAS) No. 141,”Business Combinations”: In December, 2007, the Board revised this Statement with the objective to improve relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The statement establishes principles and requirements for how the acquirer:
a.	recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree,

PRETORIA RESOURCES TWO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED MARCH 31, 2009

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
Statement of Financial Accounting Standards (SFAS) No. 160,”Noncontrolling Interests in Consolidated Financial Statements- an Amendment of ARB No. 51”: In December, 2007, the Board issued this Statement with the objective of improving the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require:
a.
the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity,

b.	the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income.
c.	changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary are accounted for consistently,
d.	the gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment rather than the carrying amount of that retained investment
and
e.	entities provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interests of the non-controlling owners.
This Statement is effective for annual periods beginning after December 15, 2008. The adoption of this standard is not expected to have a material effect on the Company’s operations or financial position.
Statement of Financial Accounting Standards (SFAS) No. 161,”Disclosures about Derivative Instruments and Hedging Activities-an Amendment of FASB Statement No.133”:In March, 2008, The Board issued this Statement which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to enhance disclosures about:
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
FOR THE PERIOD ENDED MARCH 31, 2009

NOTE B-SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the year ended March 31, 2009 is summarized as follows:
Cash paid during the year ended March 31, 2009 for interest and income taxes:

Income taxes	$	NONE
Interest	$	NONE

NOTE C-SEGMENT REPORTING

In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131,”Disclosures About Segments of an Enterprises and Related Information”. This Statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of March 31, 2009.

NOTE D-INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit there is no provision for current or deferred federal or state income taxes for the period from May 25, 2007 through March 31, 2009.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of March 31, 2009 is as follows:

Total Deferred Tax Assets		$(4,951)
Valuation Allowance		4,951
Net Deferred Tax Asset	$	NONE

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the period from inception through March 31, 2009 is as follows:

Income tax computed at the federal statutory rate	34.0%
State income tax, net of federal benefit	0.0%
Total	34.0%
Valuation allowance	-34.0%
Total deferred tax asset	0.0%

PRETORIA RESOURCES TWO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED MARCH 31, 2009

NOTE D-INCOME TAXES (CONT.)

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased (decreased) by approximately $ 1,043.

As of March 31, 2009, the Company had a federal and state net operating loss carry forward in the amount of approximately $ 14,563, which expires in the year ending 2028.

NOTE E-GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $23,633, used cash from operations of $19,833 since its inception, and has a negative working capital of $23,533 at March 31, 2009.

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

NOTE F—SHAREHOLDER LOAN/RELATED PARTY

On March 31, 2009, the Company signed a promissory note with a related party.  The total amount of the loan is $4,733 and it is payable on demand, the annual interest rate on the note is 8%.  Accrued interest not paid as of March 31, 2009 is $0.

NOTE G—NOTE PAYABLE

The Company has an outstanding promissory note in the principal amount of $15,000 that is payable on demand with an annual interest rate of 8%.  Accrued interest not paid as of March 31, 2009 is $2,300.

NOTE G-CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $.0001 par value per share.

During the period from inception (May 25, 2007) through December 31, 2008, the Company issued an aggregate of 2,000,000 shares of common stock, including:

Allison Carroll	1,000,000
Gail Davis	900,000
Barbara Deadwiley	100,000

On December 23, 2008, Gail Davis and Barbara Dead Wiley resigned as officers and as members of the Company’s board and returned all of their shares of common stock to the Company for cancellation.

As of March 31, 2009, Allison Carroll is the only shareholder.  She owns 1,000,000 shares of the common stock.

The Company is authorized to issue 10,000,000 preferred shares at $.0001 par value per share.  During the period from inception (May 25, 2007) through March 31, 2009, the Company issued no preferred shares.

NOTE H-DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of March 31, 2009 and to date has had no significant operations. Recovery of the Company assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Overview.

Pretoria Resources Two, Inc. (“we”, “us”, the “Company” or like terms) was incorporated in the State of Nevada on September 26, 2007 and is the successor in interest to Pretoria Resources, Inc., a Delaware corporation, upon the merger of the companies effective May 25, 2007.  We were formed to serve as a vehicle to acquire, through a reverse acquisition, merger, capital stock exchange, asset acquisition or other similar business combination (“Business Combination”), an operating or development stage business ("Target Business") which desires to utilize our status as a reporting corporation under the Securities Exchange Act of 1934.  We are currently in the process of identifying and evaluating targets for a Business Combination.  We are not presently engaged in, and will not engage in, any substantive commercial business operations unless and until we consummate a Business Combination.

Our management has broad discretion with respect to identifying and selecting a prospective Target Business.  We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses.  Our sole officer and director has never served as an officer or director of a development stage public company with the business purpose of acquiring a Target Business.  Accordingly, he may not successfully identify a Target Business or conclude a Business Combination.   To the extent we affect a Business Combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  If we consummate a Business Combination with a foreign entity, we will be subject to all of the risks attendant to foreign operations.  Although our management will endeavor to evaluate the risks inherent in a particular Target Business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

We expect that in connection with any Business Combination, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction and likely, a significantly higher percentage) in order to ensure that the Business Combination qualifies as a “tax free” transaction under federal tax laws.  The issuance of additional shares of our capital stock:

•	will significantly reduce the equity interest of our stockholders; and

•	will cause a change in likely result in the resignation or removal of one or more of our present officers and directors.

Our management anticipates that the Company likely will affect only one Business Combination, due primarily to our financial resources and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a Target Business in order to achieve a tax-free reorganization.  This lack of diversification should be considered a substantial risk in investing in us because it will not permit us to offset potential losses from one venture against potential gains from another.

Liquidity and Capital Resources.

At March 31, 2009, we had no cash on hand.  During the next twelve months we anticipate that we will incur costs and expenses in connection with the preparation and filing of reports under the Securities Exchange Act and the identification and evaluation of targets for a Business Combination.  Management expects to fund additional costs and expenses which may be incurred in connection with due diligence activities and a Business Combination through loans or further investment in the Company, as and when necessary.  We cannot provide investors with any assurance that we will have sufficient capital resources to identify a suitable Target Business, to conduct effective due diligence as to any Target Business or to consummate a Business Combination.  As a result of our negative working capital, our losses since inception and our failure to generate revenues from operations, our financial statements include a note in which our auditor has expressed doubt about our ability to continue as a "going concern."

Results of Operations.

Since our inception, we have not generated any revenues.  We do not expect to engage in any activities, other than seeking to identify a Target Business, unless and until such time as we enter into a Business Combination with a Target Business, if ever.  We cannot provide investors with any assessment as to the nature of a Target Business’s operations or speculate as to the status of its products or operations, whether at the time of the Business Combination it will be generating revenues or its future prospects.

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

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2009 (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the Company’s principal executive officer who also is our principal financial officer.  Based upon such evaluation, the Company’s principal executive officer has concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities.

(a) During the three months ended March 31 2009, the Company did not issue any securities.

(b) None.

(c) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

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

PRETORIA RESOURCES TWO, INC.

Date: May 14, 2008	By:	/s/ Allison Carroll
Allison Carroll