Form 10-Q
period 2009-06-30
Pretoria Resources Two, Inc
filed 2009-08-14
CIK 1412068

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

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

704-408-7575
Issuer’s telephone number

______________________________________________
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes  ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At August 12, 2009 there were 1,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Pretoria Resources Two, Inc.
(A Development Stage Company)
Balance Sheet

	As of
	June 30, 2009	December 31, 2008
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash	$939	$46
TOTAL CURRENT ASSETS	939	46

TOTAL ASSETS	$939	$46

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Related Party Note Payable	9,437	-
Note Payable	15,000	15,000
Accrued Expenses	2,776	6,315
TOTAL CURRENT LIABILITIES	27,213	21,315

TOTAL LIABILITIES	27,213	21,315

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; no shares
issued and outstanding at June 30, 2009 and December 31, 2008)	-	-
Common stock ($0.0001 par value; 100,000,000 shares authorized:
1,000,000 issued and outstanding at June 30, 2009 and December 31, 2008)	100	100
Retained Deficit	(26,374)	(21,369)
TOTAL STOCKHOLDERS' DEFICIT	(26,274)	(21,269)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$939	$46

Pretoria Resources Two, Inc.
(A Development Stage Company)
Statement of Operations--Unaudited

					Cumulative
	For the three months ended		For the six months ended		Total Since Inception
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	May 25, 2007
REVENUES:
Income	$-	$-	$-	$-	$-
Total Revenue	-	-	-	-	-

EXPENSES:
Selling, General and Administrative	1,064	12	1,506	12	3,149
Professional Fees	1,200	500	2,700	500	20,448
Total Expenses	2,264	512	4,206	512	23,597

Loss from operations	$(2,264)	$(512)	$(4,206)	$(512)	$(23,597)

OTHER INCOME/(EXPENSE):
Interest Expense	(477)	(1,100)	(799)	(1,100)	(2,777)

NET LOSS	$(2,741)	$(1,612)	$(5,005)	$(1,612)	$(26,374)
Basic and fully diluted net loss per common share:	$(0.00)	$(0.00)	$(0.01)	$(0.00)	$(0.03)

Weighted average common shares outstanding	1,000,000	1,000,000	1,000,000	1,000,000	1,000,000

Pretoria Resources Two, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit--Unaudited

					Additional
	Common Stock		Preferred stock		Paid-in	Deficit
	Shares	Amount	Shares	Amount	Capital	Accumulated
Balances, December 31, 2007	1,000,000.00	$100	-	$-	$-	$(9,895)

Net loss	-	-	-	-	-	(11,474)

Capital Contributions	-	-	-	-	-	-

Issuance of common shares	-	-	-	-	-	-

Balances, December 31, 2008	1,000,000	$100	-	$-	$-	$(21,369)

Net loss	-	-	-	-	-	(5,005)

Balances, June 30, 2009	1,000,000	$100	-	$-	$-	$(26,374)

Pretoria Resources Two, Inc.
(A Development Stage Company)
Statement of Cash Flows--Unaudited

			Cumulative
	For the three months ended		Totals
	June 30,		Since Inception
	2009	2008	May 25, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,005)	$(1,612)	$(26,374)
Adjustments to reconcile net (loss) to net cash used in operations:
Changes in Assets and Liabilities:
Increase/(decrease) in Accrued Expenses	(3,539)	1,100	2,776
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(8,544)	(512)	(23,598)

CASH FLOWS FROM FINANCING ACTIVITIES:
Note Payable to Related Party	9,437	-	9,437
Note Payable	-	-	15,000
Capital Stock purchase	-	-	100
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	9,437	-	24,537

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	893	(512)	939

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	46	5,204	-

END OF THE PERIOD	$939	$4,692	$939

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-	$-
Taxes	$-	$-	$-

PRETORIA RESOURCES TWO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED JUNE 30, 2009

NOTE A- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity- Pretoria Resources Two, Inc. (f/k/a/ Pretoria Resources, Inc.)  (“The Company”) was organized under the laws of the State of Nevada on May 25, 2007 as a corporation. The Company’s objective is to acquire or merge with a target business or company in a business combination.

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
FOR THE PERIOD ENDED JUNE 30, 2009

NOTE A- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or the entire deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Fair Value of Financial Instruments- The carrying amounts reported in the balance sheet for cash, accounts receivable and payable approximate fair value based on the short-term maturity of these instruments.

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of June 30, 2009, the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended June 30, 2009.

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

Fair Value for Financial Assets and Financial Liabilities- The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value for Financial Assets and Financial Liabilities- Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. No such assets or liabilities were recognized during the period ending June 30, 2009.

PRETORIA RESOURCES TWO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED JUNE 30, 2009

NOTE A- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements—In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”.  This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts — An interpretation of FASB Statement No. 60.” SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

PRETORIA RESOURCES TWO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED JUNE 30, 2009

NOTE B-SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the year ended June 30, 2009 is summarized as follows:
Cash paid during the year ended June 30, 2009 for interest and income taxes:

Income taxes	$ NONE
Interest	$ NONE

NOTE C-SEGMENT REPORTING

In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131,”Disclosures About Segments of an Enterprises and Related Information”. This Statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of June 30, 2009.

NOTE D-INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit there is no provision for current or deferred federal or state income taxes for the period from May 25, 2007 through June 30, 2009.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of June 30, 2009 is as follows:

Total Deferred Tax Assets		$(4,951)
Valuation Allowance		4,951
Net Deferred Tax Asset	$	NONE

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the period from inception through June 30, 2009 is as follows:

Income tax computed at the federal statutory rate	34.0%
State income tax, net of federal benefit	0.0%
Total	34.0%
Valuation allowance	-34.0%

Total deferred tax asset	0.0%

PRETORIA RESOURCES TWO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED JUNE 30, 2009

NOTE D-INCOME TAXES (CONT.)

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased (decreased) by approximately $ 1,043.

As of June 30, 2009, the Company had a federal and state net operating loss carry forward in the amount of approximately $ 14,563, which expires in the year ending 2028.

NOTE E-GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $26,374, used cash from operations of $25,598 since its inception, and has a negative working capital of $26,274 at June 30, 2009.

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

NOTE F—SHAREHOLDER LOAN/RELATED PARTY

The Company has an outstanding promissory note with a related party.  The total amount of the loan is $9,437 and it is payable on demand, the annual interest rate on the note is 8%.  Accrued interest not paid as of June 30, 2009 is $177.

 NOTE G—NOTE PAYABLE

The Company has an outstanding Note Payable with a principal amount of $15,000 that is payable on demand with an annual interest rate of 8%.  Accrued interest not paid as of June 30, 2009 is $2,600.

PRETORIA RESOURCES TWO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED JUNE 30, 2009

NOTE G-CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $.0001 par value per share.

During the period from inception (May 25, 2007) through June 30, 2009, the Company issued an aggregate of 2,000,000 shares of common stock, including:

Allison Carroll	1,000,000
Gail Davis	900,000
Barbara Deadwiley	100,000

On December 23, 2008, Gail Davis and Barbara Dead Wiley resigned as officers and as members of the Company’s board and returned all of their shares of common stock to the Company for cancellation.

As of June 30, 2009, Allison Carroll is the only shareholder.  She owns 1,000,000 shares of common stock.

The Company is authorized to issue 10,000,000 preferred shares at $.0001 par value per share.  During the period from inception (May 25, 2007) through June 30, 2009, the Company issued no preferred shares.

NOTE H-DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of June 30, 2009 and to date has had no significant operations. Recovery of the Company assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

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

We expect that in connection with any Business Combination, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction and likely, a significantly higher percentage) in order to ensure that the Business Combination qualifies as a “tax free” transaction under federal tax laws.  The issuance of additional shares of our capital stock:

•	will significantly reduce the equity interest of our stockholders; and

•	will cause a change in and likely result in the resignation or removal of one or more of our present officers and directors.

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

Liquidity and Capital Resources.

At June 30, 2009, we had less than $1,000 of cash on hand.  During the next twelve months we anticipate that we will incur costs and expenses in connection with the preparation and filing of reports under the Securities Exchange Act and the identification and evaluation of targets for a Business Combination.  Management expects to fund additional costs and expenses which may be incurred in connection with due diligence activities and a Business Combination through loans or further investment in the Company, as and when necessary.  We cannot provide investors with any assurance that we will have sufficient capital resources to identify a suitable Target Business, to conduct effective due diligence as to any Target Business or to consummate a Business Combination.  As a result of our negative working capital, our losses since inception and our failure to generate revenues from operations, our financial statements include a note in which our auditor has expressed doubt about our ability to continue as a "going concern."

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4(T). Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, consisting of our principal executive officer, who also is our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, of the effectiveness, design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives.  Based upon the foregoing, management concluded that our disclosure controls and procedures are effective at providing reasonable assurance that all material information required to be included in our Exchange Act reports is reported in a timely manner.  In addition, based on such evaluation, we have identified no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities.

(a) During the three months ended June 30 2009, the Company did not issue any securities.

(b) None.

(c) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description
31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

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

PRETORIA RESOURCES TWO, INC.

Date: August 13, 2008	By:	/s/ Allison Carroll
Allison Carroll