Form 10-Q
period 2010-09-30
Pretoria Resources Two, Inc
filed 2010-11-22
CIK 1412068

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At November 19, 2010 there were 1,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Pretoria Resources Two, Inc.
(A Development Stage Company)
Balance Sheet

	As of
	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash	$139	$51
TOTAL CURRENT ASSETS	139	51

TOTAL ASSETS	139	51

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts Payable	2,303	-
Related Party Note Payable	18,927	12,177
Note Payable	15,000	15,000
Accrued Interest	5,663	3,915
TOTAL CURRENT LIABILITIES	41,893	31,092

TOTAL LIABILITIES	41,893	31,092

STOCKHOLDER'S DEFICIT

Preferred stock ($0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2010 and December 31, 2009)	-	-
Common stock ($0.0001 par value; 100,000,000 shares authorized: 1,000,000 issued and outstanding at September 30, 2010 and December 31, 2009)	100	100
Retained Deficit	(41,854)	(31,141)
TOTAL STOCKHOLDER'S DEFICIT	(41,754)	(31,041)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$139	$51

The accompanying notes are an integral part of these financial statements.

Pretoria Resources Two, Inc.
(A Development Stage Company)
Statement of Operations(Unaudited)

	For the three months		Cumulative Total
	ended September 30,		Since Inception
	2010	2009	May 25, 2007
REVENUES:
Income	$-	$-	$-
Total Revenue	$-	$-	$-

EXPENSES:
Selling, General and Administrative	36	339	5,490
Professional Fees	4,303	1,000	30,701
Total Expenses	4,339	1,339	36,191

Loss from operations	(4,339)	(1,339)	(36,191)

OTHER INCOME/(EXPENSE):
Interest Expense	(661)	(543)	(5,663)

NET LOSS	$(5,000)	$(1,882)	$(41,854)
Basic and fully diluted net loss per common share:	(0.01)	(0.00)	(0.04)

Weighted average common shares outstanding	1,000,000	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements.

Pretoria Resources Two, Inc.
(A Development Stage Company)
Statement of Operations(Unaudited)

	For the nine months		Cumulative Total
	ended September 30,		Since Inception
	2010	2009	May 25, 2007
REVENUES:
Income	$-	$-	$-
Total Revenue	$-	$-	$-

EXPENSES:
Selling, General and Administrative	912	1,846	5,490
Professional Fees	8,053	3,700	30,701
Total Expense	8,965	5,546	36,191

Loss from operations	(8,965)	(5,546)	(36,191)

OTHER INCOME/(EXPENSE):
Interest Expense	(1,748)	(1,342)	(5,663)

NET LOSS	(10,713)	(6,888)	(41,854)
Basic and fully diluted net loss per common share:	(0.01)	(0.01)	(0.04)

Weighted average common shares outstanding	1,000,000	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements.

Pretoria Resources Two, Inc.
(A Development Stage Company)
Statement of Stockholder's Deficit(Unaudited)

					Additional
	Common Stock		Preferred Stock		Paid-in	Deficit	Total
	Shares	Amount	Shares	Amount	Capital	Accumulated	Equity

Balances, December 31, 2007	1,000,000	$100	-	$-	$-	$(9,895)	$(9,795)

Net loss	-	-	-	-	-	(11,474)	(11,474)

Capital Contributions	-	-	-	-	-	-	-

Issuance of common shares	-	-	-	-	-	-	-

Balances, December 31, 2008	1,000,000	$100	-	$-	$-	$(21,369)	$(21,269)

Net loss	-	-	-	$-	$-	$(9,772)	$(9,772)

Balances, December 31, 2009	1,000,000	$100	-	$-	$-	$(31,141)	$(31,041)

Net loss	-	-	-	$-	$-	$(10,713)	$(10,713)

Balances, September 30, 2010	1,000,000	$100	-	$-	$-	$(41,854)	$(41,754)

The accompanying notes are an integral part of these financial statements.

Pretoria Resources Two, Inc.
(A Development Stage Company)
Statement of Cash Flows(Unaudited)

	For the nine months ended		Cumulative Totals
	September 30,		Since Inception
	2010	2009	May 25, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,713)	$(6,888)	$(41,854)
Adjustments to reconcile net (loss) to net cash provided by operations:
Changes in Assets and Liabilities:
Increase (decrease) in Accrued Expenses	4,051	(2,995)	7,966
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(6,662)	(9,883)	(33,888)

CASH FLOWS FROM FINANCING ACTIVITIES:
Note Payable to Related Party	6,750	10,437	18,927
Note Payable	-	-	15,000
Capital Stock Purchase	-	-	100
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	6,750	10,437	34,027

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	88	554	139

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	51	46	-

END OF THE PERIOD	$139	$600	$139

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-	$-
Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

PRETORIA RESOURCES TWO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
AS OF SEPTEMBER 30, 2010

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

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $41,854 used cash from operations of $33,888 since its inception, and has a negative working capital of $41,754 at September 30, 2010.

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

Presentation of Interim Information

The financial information at September 30, 2010 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual Report on Form 10-K for the year ended December 31, 2009.

The results for the nine and three months ended September 30, 2010 may not be indicative of results for the year ending December 31, 2010 or any future periods.

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
AS OF SEPTEMBER 30, 2010

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of September 30, 2010.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of September 30, 2010, the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets.  Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended September 30, 2010.

PRETORIA RESOURCES TWO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
AS OF SEPTEMBER 30, 2010

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at September 30, 2010.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2010, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended September 30, 2010.

PRETORIA RESOURCES TWO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
AS OF SEPTEMBER 30, 2010

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
AS OF SEPTEMBER 30, 2010

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

Other ASUs not effective until after September 30, 2010, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

PRETORIA RESOURCES TWO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
AS OF SEPTEMBER 30, 2010

NOTE D-SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the period ended September 30, 2010 and 2009 is summarized as follows:

Cash paid during the period ended September 30, 2010 and 2009 for interest and income taxes:

	2010	2009
Interest	$-	$-
Taxes	$-	$-

NOTE E-SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of September 30, 2010.

NOTE F-CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $.0001 par value per share.

During the period from inception (May 25, 2007) through September 30, 2010, the Company issued 1,000,000 shares to Allison Carroll.

On December 23, 2008, former, major shareholders Gail Davis and Barbara Deadwiley resigned as officers and as members of the Company’s board; all shares were cancelled and issued to Allison Carroll who now serves as the Company’s officer and board member.

The Company is authorized to issue 10,000,000 preferred shares at $.0001 par value per share.  During the period from inception (May 25, 2007) through September 30, 2010, the Company issued no preferred shares.

NOTE G-DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of September 30, 2010 and to date has had no significant operations. Recovery of the Company assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE H—RELATED PARTY NOTE PAYABLE AND NOTE PAYABLE

The Company has Notes Payable outstanding to related parties:

Note Payable, due upon demand, 8% per year	$18,927	(Related Party)

The Notes Payable is listed as follows:

Note Payable, due upon demand, 8% per year	$15,000

Accrued interest not paid for the period from inception (May 25, 2007) through September 30, 2010 was $5,663.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview.

Pretoria Resources Two, Inc. (“we”, “us”, the “Company” or like terms) was incorporated in the State of Nevada on September 27, 2007 and is the successor in interest to Pretoria Resources, Inc., a Delaware corporation, upon the merger of the companies effective October 1, 2007.  We were organized to serve as a vehicle to acquire, through a reverse acquisition, merger, capital stock exchange, asset acquisition or other similar business combination (“Business Combination”), an operating or development stage business ("Target Business") which desires to utilize our status as a reporting corporation under the Securities Exchange Act of 1934, as amended (the "Exchange Act").  We currently are investigating and evaluating targets for a Business Combination.  We are not presently engaged in, and will not engage in, any substantive commercial business operations unless and until we consummate a Business Combination.

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

Liquidity and Capital Resources.

At September 30, 2010, we had a de minimus amount of cash on hand.  Our existing cash reserves will not be sufficient to cover our operating costs and expenses over the next twelve months which we anticipate will comprise costs and expenses in connection with the preparation and filing of reports under the Securities Exchange Act, the identification and evaluation of Target Businesses and, possibly, in connection with a Business Combination.

To date, we have funded our operations through loans from our present and former stockholders, and, as of September 30, 2010, we had borrowed an aggregate of $33,927 from them.  Our current officer, director and sole stockholder has advised us that she expects to fund additional costs and expenses through loans or further investment in the Company, as and when necessary.

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

Results of Operations.

Since our inception, we have neither engaged in any substantive operations nor generated any revenue.  We reported a net loss for the three-month period ended September 30, 2010 and 2009 of $5,000 and $1,882 respectively, and a net loss since inception of $41,854.  The Company has a deficit accumulated during the development stage of $41,854 used cash from operations of $33,888 since its inception, and has a negative working capital of $41,754 at September 30, 2010.

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

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based on such evaluation, the Company’s Chief Executive Officer has concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended September 30, 2010, the Company did not issue any securities.

(b) Not applicable.

(c) During the three months ended September 30, 2010, neither the issuer nor any "affiliated purchaser," as defined in Rule 10b-18(a)(13), purchased any shares or other units of any class of the issuer's equity securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved)

Item 5. Other Information.

(a) None.

(b) The Company has not adopted any procedures by which security holders may recommend nominees to the registrant's board of directors.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

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

PRETORIA RESOURCES TWO, INC.

Date: November 22, 2010	By:	/s/ Allison Carroll
	Name	Allison Carroll
	Title:	President, Principal Executive Officer and Principal Financial Officer