Form 10-K
period 2010-12-31
Pretoria Resources Two, Inc
filed 2011-03-31
CIK 1412068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 000-52901

PRETORIA RESOURCES TWO, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-0383696
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4392 Enchantment Cove Lane, Charlotte NC 28216
(Address of registrant's principal executive offices) (Zip Code)

Registrant's telephone number, including area code:	704-408-7575

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.☐ Yes  ☒ No

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
☒ Yes ☐ No

The aggregate market value of voting and non-voting common equity held by non-affiliates as of March 30, 2011 was approximately $ -0- .

At March 30, 2011 there were 1,000,000 shares of common stock outstanding.

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

PART I

Item 1. Description of Business

General

Pretoria Resources Two, Inc. (“we,” “us,” the “Company” or like terms) was incorporated in the State of Nevada on September 27, 2007 and is the successor in interest to Pretoria Resources, Inc., a Delaware corporation organized on May 25, 2007, upon the merger of the companies effective October 1, 2007. We were organized to serve as a vehicle for a business combination through a capital stock exchange, merger, asset acquisition or other similar business combination (a “Business Combination”) with an operating or development stage business (the “Target Business”) which desires to utilize our status as a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).   Since inception, our business operations have comprised attending to organizational matters, registering our class of common stock under the Exchange Act, satisfying our reporting obligations under the Exchange Act and identifying and evaluating potential Target Businesses.  We have not generated any revenue, have no full-time employees and do not own or lease any property.  Our sole officer and director has never served as an officer or director of a development stage public company with the purpose of acquiring a Target Business.

The Company, based on its proposed business activities, is a “blank check company.”  The Securities and Exchange Commission (“SEC”) defines those companies as a development stage company that is issuing a penny stock, as defined in Rule 3a51-1 of the Exchange Act and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.   Many states have enacted laws limiting the sale of securities of “blank check” companies in their respective jurisdictions.   In addition, under Rule 12b-2 of the Exchange Act, the Company also is a “shell company” which is defined, as a company which has (i) no or nominal operations; and (ii) either (x) no or nominal assets; (y) assets consisting solely of cash and cash equivalents; or (z) assets consisting of any amount of cash and cash equivalents and nominal other assets.  Because we are a shell company, the Business Combination we enter into with a Target Business will be deemed for accounting purposes to be a “reverse acquisition” or “reverse merger.”

As more fully described under Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” because we are a shell company, our stockholders are not entitled to rely on the provisions of Rule 144 as an exemption from the registration requirements of the Securities Act in connection with the resale of their securities prior to any Business Combination and are subject to additional limitations as to the use of Rule 144 to resell their securities after a Business Combination.

Given that we are a “shell company” and the Target Business with which we consummate a Business Combination likely will be involved in business operations at the time of the transaction, the acquisition or merger transaction would be referred to as a “reverse acquisitions” or “reverse merger” for accounting purposes.

Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination, and then only in the discretion of management of our Business Combination partner.  The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements

We are not presently engaged in, and will not engage in, any substantive commercial business or revenue generating operations unless and until we consummate a Business Combination, if ever.  We are currently in the process of identifying and evaluating targets for a Business Combination but we do not have any specific Business Combination under consideration.  Our efforts to identify a prospective Target Business will not be limited to a particular industry or geographic location.  We will seek to consummate the transaction which is most attractive and provides the greatest opportunity for creating securityholder value.  The determination of which opportunity is the most attractive will be based on our analysis of a variety of factors, including whether such acquisition would be in the best interests of our securityholders, the terms of the transaction and the perceived quality of the business of the Target Business, among other factors, some of which are described below.  We believe that the owners of potential Target Businesses may find an acquisition by us to be an easier and less dilutive means to achieve liquidity than an initial public offering or other forms of financing transactions.

We anticipate that the selection of a Target Business will be complex and extremely risky and we may never consummate a Business Combination.  Our current financial condition may negatively impact our ability to consummate a Business Combination or cause us to discontinue operations before we enter such a transaction.  As of the date of this report, we are not generating any revenue and at December 31, 2010, we had $300 of cash, total liabilities of $46,746 and losses of $46,546.  Over the next twelve months, we will incur costs and expenses in connection with the preparation and filing of reports under the Exchange Act, identifying and evaluating Targets Businesses and costs we may incur in connection with entering into a Business Combination.  These costs are hard to quantify given the multitude of variables associated with such activities.  Our ongoing expenses will result in continued net operating losses that will increase until we can consummate a Business Combination with a profitable Target Business, if ever.  Our cash on hand will not be sufficient to cover our operating costs over the next twelve months.  Though our stockholder has advised us of her present intention to fund our costs and expenses going forward through loans or further investment in the Company, there is no written agreement binding her to do so.

We cannot assure you that we will be successful in concluding a Business Combination.  We will not realize any revenues or generate any income unless and until we successfully merge with or acquire an operating business that is generating revenues and otherwise is operating profitably.  Moreover, we can offer no guarantee that the Company will achieve long-term or immediate short-term earnings from any Business Combination.

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

Search for a target.

We are currently in the process of identifying and evaluating potential Target Businesses.  As described below in more detail, our management has broad discretion with respect to identifying and selecting prospective acquisition candidates.  At such time as we affect a Business Combination, if ever, we will be impacted by numerous risks inherent in the business and operations of the Target Business.  The risks attendant to the Target Business may include risks typical of a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings.  Although our management will endeavor to evaluate the risks inherent in a particular target, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of Target Businesses.

We intend to source our target opportunities from various internal and external sources.  Target candidates have been, and we anticipate will continue to be, brought to our attention from affiliated and unaffiliated sources.  We believe that we will be able to identify target opportunities from internal sources primarily resulting from personal contacts and relationships that our officer and director and her affiliates have developed and maintain with various professionals, including accountants, consultants, bankers, attorneys and other advisors, as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions.  In no event will any of our affiliates be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in connection with the consummation of a Business Combination.

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

Selection criteria for a Target Business.

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

Due Diligence Investigation.

In evaluating a prospective Target Business, we will conduct as extensive a due diligence review of potential targets as possible in view of our lack of financial resources and the inexperience of our management in such endeavors.  Moreover, management’s decisions will be made without detailed feasibility studies, independent analyses or market surveys, which, if we had more cash, would be desirable.  Given our current resources, we will likely enter into a Business Combination with a privately-held company in its early stages of development or that has only a limited operating history on which to base our decision.  Generally, very little public information exists about these companies and we will be required to rely on the ability of our management to obtain adequate information to evaluate the potential returns from entering into a Business Combination with such a company.  We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or others associated with the business opportunity seeking our participation.  We expect that our due diligence may include, among other things, meetings with the Target Business’s management, inspection of its facilities and a review of financial and other information that is made available to us.  This due diligence review will be conducted by our management, possibly with the assistance of the Company's counsel and accountants, as necessary.

It is unlikely that our management at the time of a Business Combination will continue in any material capacity with the Company after the consummation of a Business Combination, other than as a stockholder.

Our assessment of a Target Business and its management may not be accurate.   If we do not uncover all material information about a Target Business prior to a Business Combination, we may not make a fully informed investment decision and we may lose money on our investment.

The time and costs required to select and evaluate a Target Business and to structure and complete the Business Combination, if we are able to consummate such a transaction at all, cannot presently be ascertained with any degree of certainty.  Any costs we incur with respect to the identification and evaluation of a prospective Target Business with which a Business Combination is not ultimately completed may result in a loss to us.

Lack of diversification.

We expect that we will be able to consummate a Business Combination with only one candidate given that, among other considerations, we will not have the resources to diversify our operations.  Moreover, given that we likely will offer a controlling interest in our Company to a Target Business in order to achieve a tax-free reorganization, as described below, the dilution of interest to present and prospective stockholders will render more than one Business Combination unlikely.  Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business and we will not benefit from the possible spreading of risks or offsetting of losses that Business Combinations with multiple operating entities would offer.  By consummating a Business Combination with a single entity, our lack of diversification may:

•	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services; and

•
subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a Business Combination.

Form of acquisition; Opportunity for stockholder approval.

Although we cannot predict the terms of any Business Combination, we will seek to structure a Business Combination to qualify as a tax-free transaction under the Internal Revenue Code of 1986, as amended (the "Code").  Tax-free treatment of such a transaction can be accomplished, if structured correctly, through the acquisition of all of the outstanding shares of capital stock of a Target Business or by way of a merger (either directly or through a wholly owned subsidiary of our Company) with a Target Business.  Depending on the circumstances of any acquisition, however, we may not be able to structure a transaction in the most tax advantageous manner.  Further, we cannot assure you that the Internal Revenue Service or state tax authorities will agree with our tax treatment of any transaction.

If the transaction is structured as an acquisition, we will acquire our participation in a Target Business through the acquisition of all of the outstanding shares of its capital stock in exchange for the issuance of our common stock or other securities to the security holders of the Target Business and the Target Business would become our wholly owned subsidiary.  If the transaction is structured as a statutory merger or consolidation, we would merge a Target Business with and into our Company or a wholly owned subsidiary of our Company.

Acquisition:  Under Section 368(a)(1) of the Code, in order for a stock exchange transaction to qualify as a "tax free" reorganization, the holders of the stock of the target must receive a number of shares of our capital stock equal to 80% or more of the voting stock of our Company.  If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, our existing stockholders would, in such circumstances, retain 20% or less of the total issued and outstanding shares after the transaction.  Depending upon the relative negotiating strength of the parties, our stockholders at the time of the Business Combination may retain substantially less than 20% of the total issued and outstanding shares of our Company, which is likely in our case.  This would result in substantial additional dilution to the equity of those persons who were stockholders of our Company prior to such Business Combination.  As part of such a transaction, all or a majority of our Company's then management at the time may resign and new directors may be appointed without any vote by stockholders.  If the Business Combination is structured as an acquisition of a Target Business's stock, our Company will not require the vote or approval of stockholders and the transaction may be accomplished in the sole determination of management.

Merger:   In a merger transaction, we would merge a Target Business with and into our Company or a wholly-owned subsidiary.  Simultaneous with the merger, we may affect a recapitalization in order to achieve a manageable float of our outstanding capital stock.  However, a proposed merger transaction would require the approval of the holders of a majority of the outstanding shares of our common stock and may necessitate calling a stockholders' meeting to obtain such approval and filings with the SEC and state agencies.  The necessity to obtain stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain rights to dissenting stockholders who could require that the Company purchase their shares at a price equal to the fair market value in cash.

In light of the above, management likely will seek to structure a Business Combination so as not to require stockholder approval.

In view of our status as a “shell” company, any acquisition of the stock of or the merger with an operating company would be deemed to be a “reverse acquisition” or “reverse merger,” respectively, for accounting purposes.

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

In the case of either an acquisition or merger, our stockholders prior to the consummation of a Business Combination likely will not have control of a majority of the voting shares of the Company following a Business Combination.  As part of such a transaction, all or a majority of the Company's then directors may resign and new directors may be appointed without any vote by stockholders.

Competition

Our ability to consummate a Business Combination will be constrained by our lack of financial resources to provide to the Target Business.  We expect that in the course of identifying, evaluating and selecting a Target Business, we may encounter intense competition from other entities having a business objective similar to ours.  These include blank check companies that have raised significant capital through sales of securities registered under federal securities laws that have a business plan similar to ours and, consequently, possess a significant competitive advantage over our Company both from a financial and personnel perspective.  Additionally, we may be subject to competition from other entities having a business objective similar to ours, including venture capital firms, leveraged buyout firms and operating businesses looking to expand their operations through acquisitions.  Many of these entities are well established, possess significant capital, may be able to offer securities for which a trading market exists and have extensive experience identifying and affecting business combinations directly or through affiliates.  Moreover, nearly all of these competitors possess greater technical, human and other resources than us.  In addition, we will experience competition from other modestly capitalized shell companies that are seeking to enter into business combinations with targets similar to those we expect to pursue.

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

The report of our independent auditor and Note B to the financial statements included in this Form 10-K indicate that the Company is in the development stage, has suffered losses from operations, has a net capital deficiency and has yet to generate cash flow, and that these factors raise substantial doubt about the Company’s ability to continue as a going concern.  In addition, we have no significant assets or financial resources.  We will continue to sustain operating expenses without corresponding revenues, at least until the consummation of a Business Combination.  This will result in continued net operating losses that will increase until we can consummate a Business Combination with a profitable Target Business.  Our operating and financial condition renders it unlikely that we would be able to obtain third-party financing to sustain operations, if necessary.   In light of our limited resources, we cannot assure you that we will be able to continue operations, that we will be able to identify a suitable Target Business or that we will consummate a Business Combination.

We are not generating any revenue, have limited capital resources and will incur significant costs over the next twelve months.  We are dependent entirely upon our management to fund our operations.

We are not generating any revenues and possess limited capital to fund our operations, including for such purposes as preparing and filing periodic reports under the Exchange Act, identifying a Target Business and negotiating a Business Combination.  In addition, we have substantial liabilities comprising promissory notes in favor of our current officer, director and stockholder and a former affiliate in the principal amount of $40,323 that bear interest at 8% per year.  We are dependent entirely on our management to provide funds for the foregoing requirements and for any other corporate purposes that may arise in the future.  Though our officer and director has advised us of her intention to fund our operations, there is no written agreement binding her to do so.  Our operating and financial condition renders it unlikely that we would be able to obtain third-party financing to sustain operations, if necessary.   In the even that our management does not fund our capital requirements, we may not be able to continue operations and stockholders could lose the entire amount of their investment in our Company.  Without further capital infusion from our principal we expect that we will exhaust our cash resources by April 30, 2011.

We may have insufficient resources to cover our operating expenses and the costs and expenses of consummating a Business Combination.

At December 31, 2010, we had $300 of cash in our treasury and no other assets of any kind.  We do not expect that the funds currently in our treasury will be sufficient to cover our operating costs and expenses, including those we will incur in connection with satisfying our reporting obligations under the Exchange Act and consummating a Business Combination.  If our financial resources are inadequate to cover our costs and expenses, we will require additional financing and we cannot be certain that such financing will be available to us on acceptable terms, if at all.  Our failure to secure funds necessary to cover our costs and expenses would have an adverse affect on our operations and ability to achieve our objective and may require us to discontinue operations.

We are a development stage company with no operating history and, accordingly, there is no basis upon which to evaluate our ability to achieve our business objective.  We can offer no assurance that we ever will consummate a Business Combination.

We are a development stage company and have not engaged in any revenue generating activities to date.  Since we do not have any operating history, you have no basis upon which to evaluate our ability to achieve our business objective.  We are currently in the process of evaluating and identifying targets for a Business Combination.  We are not presently engaged in, and will not engage in, any substantive commercial business or generate any revenue until we consummate such a transaction, if ever.  We cannot assure you as to when or if a Business Combination will occur.  Moreover, we can offer no guarantee that the Company will achieve long-term or immediate short-term earnings from any Business Combination.

Our sole officer and director has never been a principal of, nor has she ever been affiliated with, a company formed with a business purpose similar to ours.

Our sole officer and director has never served as an officer or director of a development stage public company with the business purpose of acquiring a Target Business.  Furthermore, our sole officer and director has never been involved with a public shell company of any sort.  Accordingly, you may not be able to adequately evaluate her ability to consummate successfully a Business Combination.  Moreover, our officer and director does not have experience evaluating or conducting due diligence with respect to companies in connection with a Business Combination and she may not uncover all material information about a Target Business prior to a Business Combination nor may she accurately assess a Target Company's business or management.  Management's failure to conduct complete and accurate due diligence or accurately assess the future strength of a Target Business could have a significant negative impact on our operations and could cause our stockholders to lose entire investment.

We do not have a specific plan for identifying Target Businesses and we cannot estimate or predict when or if we ever will affect a Business Combination.

Our management does not have any specific plan or process for identifying a Target Business or effectuating a Business Combination.  The business of the Company is predicated upon relationships built by management and the ongoing effort to develop new contacts through which management is introduced to potential Target Businesses.  Moreover, given the wide ranging variables inherent in its business, management cannot predict the amount of time required to effectuate a Business Combination nor the amount of funds required therefor.  In light of these factors, we cannot assure investors that we ever will consummate a Business Combination.

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

The nature of our operations is highly speculative.  We may not be able to enter into a Business Combination.  If we do, the future success of our plan of operation will depend on the operations, financial condition and management of the Target Business we may acquire.  While management is seeking to enter into a Business Combination with an entity having an established, profitable operating history and effective management, we cannot assure you that we will be successful in consummating a Business Combination with a candidate that meets that those criteria.  We can not assure that, even if we consummate a Business Combination, the Company will realize any short-term or long-term earnings.

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

The Company may be subject to further government regulations which would adversely affect our operations.

Although we are subject to the reporting requirements of the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended ( the “Investment Company Act”), since we will not be engaged in the business of investing or trading in securities.  If we engage in business combinations which will result in our holding passive investment interests in a number of entities, we could be subject to regulations under the Investment Company Act.  If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs.  We have received no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

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

Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and, in the event we are ever approved for listing on either an automated quotation system or a registered exchange, and system or stock exchange rules, will require an increased amount of management attention and external resources.  We intend to continue to invest all reasonably necessary resources to comply with evolving standards, which may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.  This could have an adverse impact on our operations.

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

None of the outstanding shares of our common stock have been registered under the Securities Act or the securities laws of any state and, consequently, they may not be resold, transferred or otherwise disposed of under federal securities laws unless such transaction is registered under the Securities Act or an exemption from the registration requirements of the Securities Act is available.  In connection with any transfer of shares of our common stock other than pursuant to an effective registration statement under the Securities Act, the Company may require the holder to provide to the Company an opinion of counsel to the effect that such transfer does not require registration under the Securities Act.  Persons who acquired our common stock prior to a Business Combination will not be entitled to rely on Rule 144 under the Exchange Act for the resale of our securities unless and until (i) we cease to be a shell company, (ii) at the time of the sale we are reporting under the Exchange Act, (iii) we have filed all Exchange Act reports and material required to be filed during the preceding 12 months, and (iv) at least one year has elapsed from the time that we file the disclosure required by the SEC reflecting the fact that we are no longer a shell company.  These restrictions will limit the ability of our stockholders to liquidate their investment.

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

Item 4. Reserved.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As of March 30, 2011, there was one holder of record of 1,000,000 outstanding shares of our common stock.

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

Repurchases of Equity Securities

None.

Recent Sales of Unregistered Securities.

The Company did not issue or sell any securities during the fiscal year ended December 31, 2010.

Item 6. Selected Financial Data.

The information to be furnished under this Item 6 is not required of smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

           The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition.  The discussion should be read along with our financial statements and notes thereto.  The following discussion and analysis contains forward-looking statements which involve risks and uncertainties.  Our actual results may differ significantly from the results expectations and plans discussed in these forward-looking statements

General.

We were formed to serve as a vehicle to acquire, through a capital stock exchange merger, asset acquisition or other similar business combination, an operating or development stage business which desires to utilize our status as a reporting corporation under the Exchange Act.  We have neither engaged in any commercial operations nor generated any revenues during the twelve-month period ended December 31, 2010.

We are currently in the process of evaluating and identifying targets for a Business Combination.  We are not presently engaged in, and will not engage in, any substantive commercial business unless and until we consummate a Business Combination, which may never occur.

Our management has broad discretion with respect to identifying and selecting a prospective Target Business.  We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses.  There are numerous risks in connection with our current and proposed business plans, including all of the risks enumerated under “Item 1A Risk Factors.”  By way of example, we will be affected by the risks inherent in the business and operations of the Target Business and, if such business is a foreign entity, we will be subject to all of the risks attendant to foreign operations.  Although our management will endeavor to evaluate the risks inherent in a particular Target Business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

We expect that in connection with any Business Combination, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction and likely, a significantly higher percentage), in order to ensure that Business Combination qualifies as a “tax free” transaction under federal tax laws).  The issuance of additional shares of our capital stock:

•	will significantly reduce the equity interest of our stockholders as of the date of the transaction; and

•	will likely result in the resignation or removal of our management as of the date of the transaction.

Our management anticipates that the Company likely will be able to affect only one Business Combination, due primarily to our financial resources and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a Target Business in order to achieve a tax-free reorganization.  This lack of diversification should be considered a substantial risk in investing in us, because it will concentrate the chance for our success into a single business and not permit us to offset potential losses from one venture against potential gains from another.

Management anticipates that the selection of a Target Business and the consummation of a Business Combination will be complex and extremely risky and cannot assure investors that the Company ever will enter into such a transaction or that if we do consummate of a Business Combination that the Company will achieve long-term or immediate short-term earnings.
Liquidity and Capital Resources.

As of December 31, 2010, the Company had total assets of $300, comprised exclusively of cash.  This compares with assets of $51, comprised exclusively of cash, as of December 31, 2009.  The Company’s liabilities as of December 31, 2010 totaled $46,746, comprised exclusively of amounts due current and former affiliates.  This compares with liabilities of $31,092 comprised exclusively of monies due to current and former affiliates, as of December 31, 2009.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2010 and December 31, 2009 and for the cumulative period from May 25, 2007 (Inception) to December 31, 2010.

	Fiscal Year Ended December 31, 2010	Fiscal Year Ended December 31, 2009	For the Cumulative Period from September 27, 2007 (inception) to December 31, 2010
Net cash (used in) operating activities	$12,897	$12,172	$40,123
Net cash provided by financing activities	$13,146	$12,177	$40,423
Net increase (decrease) in cash and cash equivalents	$249	$5	$300

The Company has nominal assets and has generated no revenues since inception.  Our current assets will not be sufficient to cover our operating costs and expenses over the next twelve months during which time we will incur costs and expenses in connection with the preparation and filing of reports under the Exchange Act, identifying and evaluating Targets Businesses and costs we may incur in connection with entering into a Business Combination.  These costs are hard to quantify given the multitude of variables associated with such activities.  Our ongoing expenses will result in continued net operating losses that will increase until we can consummate a Business Combination with a profitable Target Business, if ever.

To date, we have funded our operations through loans from our present stockholder and a former stockholder.  Our current stockholder, who is our sole officer and director, has advised us that she expects to fund additional costs and expenses that we will incur in connection with our operations, including as may be required to file reports under the Exchange Act, for due diligence activities and to consummate a Business Combination, through loans or further investment in the Company, as and when necessary.  However, she is not bound to do so.  If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

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

Results of Operations.

Since our inception, we have not engaged in any revenue generating activities or realized any revenues.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

We reported a net loss for the year ended December 31, 2010 of $15,405, compared to a net loss for the year ended December 31, 2009 of $9,772, and a have suffered a net loss since inception of $46,546.  The Company has used cash from operations of $40,123 since its inception, consisting primarily of professional fees, and has a negative working capital of $46,446 at December 31, 2010.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information to be furnished under this Item 7A is not required of smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

FINANCIAL STATEMENT INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Pretoria Resources Two, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Pretoria Resources Two, Inc. (a developement stage company) as of December 31, 2010, and 2009, and the related statements of operations, changes in stockholder’s deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period from May 25, 2007 (inception) through December 31, 2008 were audited by other auditors whose report expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pretoria Resources Two, Inc. as of December 31, 2010, and 2009, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has insufficient working capital, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
March 30, 2011

Pretoria Resources Two, Inc.
(A Development Stage Company)
Balance Sheets

	As of
	December 31, 2010	December 31, 2009

ASSETS
CURRENT ASSETS
Cash	$300	$51
TOTAL CURRENT ASSETS	300	51

TOTAL ASSETS	$300	$51

LIABILITIES AND STOCKHOLDER'S DEFICIT
CURRENT LIABILITIES
Related Party Note Payable	$25,323	$12,177
Note Payable	15,000	15,000
Accrued Interest on related party note payable	2,274	737
Accrued Expenses	4,149	3,178
TOTAL CURRENT LIABILITIES	46,746	31,092

TOTAL LIABILITIES	46,746	31,092

STOCKHOLDER'S DEFICIT

Preferred stock ($0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2010 and December 31, 2009)	-	-
Common stock ($0.0001 par value; 100,000,000 shares authorized: 1,000,000 issued and outstanding at December 31, 2010 and December 31, 2009)	100	100
Deficit accumulated during development stage	(46,546)	(31,141)
TOTAL STOCKHOLDER'S DEFICIT	(46,446)	(31,041)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$300	$51

The accompanying notes are an integral part of these financial statements.

Pretoria Resources Two, Inc.
(A Development Stage Company)
Statement of Operations

			For the Period
			From Inception
	For the years		(May 25, 2007) to
	ended December 31,		December 31, 2010
	2010	2009	(Unaudited)

REVENUES:
Income	$-	$-	$-
Total Revenue	$-	$-	$-

EXPENSES:
Selling, General and Administrative	948	2,935	5,526
Professional Fees	11,949	4,900	34,597
Total Expense	12,897	7,835	40,123

Loss from operations	(12,897)	(7,835)	(40,123)

OTHER INCOME/(EXPENSE):
Interest Expense	(2,508)	(1,937)	(6,423)

NET LOSS	(15,405)	(9,772)	(46,546)
Basic and fully diluted net loss per common share:	(0.02)	(0.01)	(0.05)

Weighted average common shares outstanding	1,000,000	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements.

Pretoria Resources Two, Inc.
(A Development Stage Company)
Statement of Stockholder's Deficit

					Additional	Deficit
	Common Stock		Preferred Stock		Paid-in	Accumulated During	Total
	Shares	Amount	Shares	Amount	Capital	Developmental Stage	Deficit

Balances, May 25, 2007	-	$-	-	$-	$-	$-	$-

Issuance of founders' shares	1,000,000	100	-	-	-	-	100

Net loss	-	-	-	-	-	(9,895)	(9,895)

Balances, December 31, 2007	1,000,000	$100	-	$-	$-	$(9,895)	$(9,795)

Net loss	-	-	-	-	-	(11,474)	(11,474)

Balances, December 31, 2008	1,000,000	$100	-	$-	$-	$(21,369)	$(21,269)

Net loss	-	-	-	-	-	(9,772)	(9,772)

Balances, December 31, 2009	1,000,000	$100	-	$-	$-	$(31,141)	$(31,041)

Net loss	-	-	-	-	-	(15,405)	(15,405)

Balances, December 31, 2010	1,000,000	$100	-	$-	$-	$(46,546)	$(46,446)

The accompanying notes are an integral part of these financial statements.

Pretoria Resources Two, Inc.
(A Development Stage Company)
Statement of Cash Flows

			Cumulative Totals
			Since Inception
	For the years ended		May 25, 2007 to
	December 31,		December 21, 2010
	2010	2009	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,405)	$(9,772)	$(46,546)
Adjustments to reconcile net (loss)
to net cash used in operations:
Changes in Assets and Liabilities:
Increase in Accrued Interest on Related Party Notes Payable	1,308	737
Increase (decrease) in Accrued Expenses	1,200	(3,137)	5,115
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(12,897)	(12,172)	(41,431)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on Related Party Debt	13,146	12,177	25,323
Borrowings on Debt	-	-	15,000
Proceeds from Sale of Stock	-	-	100
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	13,146	12,177	40,423

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	249	5	(1,008)

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	51	46	-

END OF THE PERIOD	$300	$51	$(1,008)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-	$-
Taxes	$-	$-	$-

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

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $46,546 used cash from operations of $40,123 since its inception, and has a negative working capital of $46,446 at December 31, 2010.

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

The results for the year ended December 31, 2010 may not be indicative of results for any future periods.

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of December 31, 2010.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of December 31, 2010, the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets.  Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended December 31, 2010.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at December 31, 2010.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2010, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period ended December 31, 2010.

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

Other ASUs not effective until after December 31, 2010, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

PRETORIA RESOURCES TWO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE D-SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of December 31, 2010.

NOTE E-CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $.0001 par value per share.

During the period from inception (May 25, 2007) through December 31, 2010, the Company issued 1,000,000 shares to Allison Carroll.

On December 23, 2008, former, major shareholders Gail Davis and Barbara Deadwiley resigned as officers and as members of the Company’s board; all shares were cancelled and issued to Allison Carroll who now serves as the Company’s officer and board member.

The Company is authorized to issue 10,000,000 preferred shares at $.0001 par value per share.  During the period from inception (May 25, 2007) through December 31, 2010, the Company issued no preferred shares.

NOTE F-DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of December 31, 2010 and to date has had no significant operations. Recovery of the Company assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE G—RELATED PARTY NOTE PAYABLE AND NOTE PAYABLE

The Company has Notes Payable outstanding to related parties:

	12/31/2010	12/31/2009
Note Payable (Related Party), due upon demand, 8% per year	$25,323	$12,177

The Notes Payable is listed as follows:

	12/31/2010	12/31/2009
Note Payable, due upon demand, 8% per year	$15,000	$15,000

Accrued interest not paid for the period from inception (May 25, 2007) through December 31, 2010 was $6,423.

As of December 31, 2010 and 2009 the Company owed accrued interest to a related party of $2,274 and $737, respectively.

NOTE H—INCOME TAXES

The Company provides for income taxes under (now included under Accounting Standards Codification (ASC), 740), Accounting for Income Taxes. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. For Federal and New York income tax purposes, the Company has net operating loss carry forwards that expire through 2029. The net operating loss as of December 31, 2010, is approximately $46,546 and $31,141 as of December 31, 2009. No tax benefit has been reported in the financial statements because after evaluating our own potential tax uncertainties, the Company has determined that there are no material uncertain tax positions that have a greater than 50% likelihood of reversal if the Company were to be audited. The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

	December 31, 2010		December 31, 2009
Deferred tax asset:
NOL Carry forward		$15,826		$10,588
Valuation allowances	$	(-15,826)	$	(-10,588)
Deferred Tax Asset		$0		$0

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On August 20, 2010, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission to disclose that it dismissed Traci J. Anderson, CPA’s (“TJA”) as its independent registered public accountants as of August  19, 2010, as required by Item 4.01. Change in Registrant’s Certifying Accountant thereof (the “8-K”).  TJA had audited our financial statements as of December 31, 2008 and 2009 and for the period from May 25, 2007 (date of inception) to December 31, 2009.  In the 8-K, the Company also disclosed that it had engaged M&K, CPAS PLLC (“M&K”) as its independent registered public accountants, effective August 19, 2010 (the “Engagement Date”), to (i) audit the financial statements of the Company for the year ended December 31, 2010 and for the period from May 25, 2007 (date of inception) to December 31, 2010 and (ii) re-audit the Company’s financial statements for the year ended December 31, 2009.  There were no disagreements with TJA.

During the period from May 25, 2007 (date of inception) and through the Engagement Date, the Company had not consulted with M&K regarding either:

•
the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that M&K concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

•
any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the year covered by this Annual Report, management performed, with the participation of our Principal Executive Officer, who is our Principal Financial Officer, and who we refer to in this annual report as our PEO, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our PEO, to allow timely decisions regarding required disclosures.  Based upon that evaluation, our PEO concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC as a result of the weakness in our internal controls described below.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, (“ICFR”) as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  ICFR is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States, or GAAP.  A company’s ICFR includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, ICFR may not prevent or detect misstatements.  Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Accordingly, even an effective system of ICFR will provide only reasonable assurance with respect to financial statement preparation.

Management assessed the effectiveness of our ICFR as of the end of the period covered by this report using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.  Based on this evaluation, management concluded that, as of December 31, 2010, the Company’s ICFR was not effective at the reasonable assurance level because we identified the following material weaknesses:

1.
We did not maintain effective controls over the control environment.  Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures.  This has resulted in inconsistent practices.  Further, our sole director is not independent nor does she qualify as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
We did not maintain effective controls over financial statement disclosure.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

3.
There existed a lack of segregation of duties in regard to the Company’s financial reporting, procedures for depositing of funds, procedures for cash disbursements, procedures for checkbook entries, period close procedures, and procedures for financial statement preparation.

A material weakness in ICFR is defined in Section 210.1-02(4) of Regulation S-X promulgated by the SEC as a deficiency, or combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely.  A significant deficiency is a deficiency, or a combination of deficiencies, in ICFR that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company's financial reporting.  As a result of the material weaknesses in the Company's ICFR, there are increased risks of errors in financial reporting under current operations.

We believe that the weaknesses in our disclosure controls and procedures and our internal control over financial reporting are a direct consequence of our size, resource constraints and the nature of our business.  We are a "shell company," as defined under the Securities Act, in that we have no operations and nominal assets.  We were organized to serve as a vehicle for a business combination with an operating or development stage business and we have not engaged in any substantive business operations and do not expect to engage in any such activities, unless and until we consummate a business combination.  We have no full-time employees.

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

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The table sets forth information as of the date of this report with respect to our management:

Name	Age	Title
Allison Carroll	46	President and Director

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

Section 16 Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Securities and Exchange Commissioner and to provide us with copies of those filings. Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended December 31, 2010, we believe that our sole director, officer and stockholder is in compliance with the requirements of Section 16(a).

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

Audit Committee.

The board of directors has not established an audit committee nor adopted an audit committee charter; rather, the entire board of directors serves the functions of an audit committee.  Given the nature of the Company’s business, its limited stockholder base and current composition of management, the board of directors does not believe that the Company requires an audit committee at this time.  The board of directors takes the position that management of a Target Business will make a determination as to whether to establish an audit committee and to adopt an audit committee charter that will be suitable for its operations after the Company consummates a Business Combination.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 30, 2011, certain information regarding beneficial ownership of our common stock by our sole officer and director, who is our only stockholder.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions.

During the twelve months ended December 31, 2010, the Company borrowed an aggregate of $13,146 from Allison Carroll, our sole officer, director and stockholder and has borrowed an aggregate of $40,323 from its current and former affiliates since inception.  Each of the loans is evidenced by a promissory note that is payable on demand with interest calculated at the rate of 8% per year.  The proceeds from the loans were utilized by the Company to cover the costs and expenses incurred the preparation and filing of reports under the Exchange Act and in connection with the identification and due diligence process with respect to a Business Combination.

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

Item 14. Principal Accounting Fees and Services.

AUDIT FEES. The aggregate fees billed for professional services rendered by M&K,, CPAS,. PLLC for the audit of the Company's annual financial statements for the fiscal years ending on December 31, 2010 and December 31, 2009 were $3,000 and $3,000, respectively.  In addition, the Company paid Traci J. Anderson, CPA’s (“TJA”) the sum of $2,500 in connection with the audit of the 2009 financial statements; however, upon the revocation of that firm’s registration by the Public Company Accounting Oversight Board, the Company is not entitled to rely upon TJA’s audit report for 2009, necessitating the re-audit of the 2009 financial statements by Bongiovanni & Associates, CPA’s.  The aggregate fees billed for professional fees rendered in connection with the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for the fiscal years ending  December 31, 2010 and December 31, 2009 were $2,350 and $1,500, respectively.

AUDIT-RELATED FEES.  We did not pay any audit related fees paid to our accountants for either of the past two fiscal years.

TAX FEES.  We did not pay any tax fees to our accountant for either of the past two fiscal years.

ALL OTHER FEES. We did not pay any fees for services rendered for the past two fiscal years to our accountants, other than the audit services fee referenced above.

PRE-APPROVAL POLICY. The Company has not established an audit committee nor adopted an audit committee charter.  Rather, it is the responsibility of the entire board of directors to serve the functions of an audit committee and to pre-approve all audit and permitted non-audit services to be performed by the independent auditors, such approval to take place in advance of such services when required by law, regulation, or rule, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act that are approved by the board prior to completion of the audit.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2011.

PRETORIA RESOURCES TWO, INC.

By:	/s/ Allison Carroll
Allison Carroll

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2011.

Signature	Title

/s/ Allison Carroll	President, Principal Executive Officer, Principal Accounting Officer, Principle Financial Officer and Director
Allison Carroll