Form 10-Q
period 2011-03-31
Pretoria Resources Two, Inc
filed 2011-05-16
CIK 1412068

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At May 16, 2011 there were 1,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Pretoria Resources Two, Inc.
(A Development Stage Company)
 Balance Sheet

	As of
	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$264	$300
TOTAL CURRENT ASSETS	264	300
TOTAL ASSETS	264	300

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
Accounts Payable	3,683	-
Related Party Note Payable	30,373	25,323
Note Payable	15,000	15,000
Accrued Interest	7,239	6,423
TOTAL CURRENT LIABILITIES	56,295	46,746
TOTAL LIABILITIES	56,295	46,746

STOCKHOLDER'S DEFICIT

Preferred stock ($0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2010 and December 31, 2009)	-	-
Common stock ($0.0001 par value; 100,000,000 shares authorized: 1,000,000 issued and outstanding at September 30, 2010 and December 31, 2009)	100	100
Deficit accumulated during development stage	(56,131)	(46,546)
TOTAL STOCKHOLDER'S DEFICIT	(56,031)	(46,446)
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$264	$300

The accompanying notes are an integral part of these financial statements.

Pretoria Resources Two, Inc.
(A Development Stage Company)
 Statement of Operations(Unaudited)

	For the three months		Period from inception
	ended March 31,		(May 25, 2007) to
	2011	2010	March 31, 2011
REVENUES:
Income	$-	$-	$-
Total Revenue	$-	$-	$-

EXPENSES:
Selling, General and Administrative	36	36	5,562
Professional Fees	8,733	3,750	43,330
Total Expenses	8,769	3,786	48,892

Loss from operations	(8,769)	(3,786)	(48,892)

OTHER INCOME/(EXPENSE):
Interest Expense	(816)	(1,037)	(7,239)

NET LOSS	$(9,585)	$(4,823)	$(56,131)
Basic and fully diluted net loss per common share:	(0.01)	(0.00)	(0.06)

Weighted average common shares outstanding	1,000,000	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements.

Pretoria Resources Two, Inc.
(A Development Stage Company)
 Statement of Operations(Unaudited)

	For the three months		Period from inception
	ended March 31,		(May 25, 2007) to
	2011	2010	March 31, 2011
REVENUES:
Income	$-	$-	$-
Total Revenue	$-	$-	$-

EXPENSES:
Selling, General and Administrative	36	36	5,562
Professional Fees	8,733	3,750	43,330
Total Expense	8,769	3,786	48,892

Loss from operations	(8,769)	(3,786)	(48,892)

OTHER INCOME/(EXPENSE):
Interest Expense	(816)	(1,037)	(7,239)

NET LOSS	(9,585)	(4,823)	(56,131)
Basic and fully diluted net loss per common share:	(0.01)	(0.00)	(0.06)

Weighted average common shares outstanding	1,000,000	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements.

Pretoria Resources Two, Inc.
(A Development Stage Company)
Statement of Stockholder's Deficit(Unaudited)

					Additional	Deficit Accumulated
	Common Stock		Preferred Stock		Paid-in	During Development	Total
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Balances, December 31, 2007	1,000,000	$100	-	$-	$-	$(9,895)	$(9,795)

Net loss	-	-	-	-	-	(11,474)	(11,474)

Balances, December 31, 2008	1,000,000	$100	-	$-	$-	$(21,369)	$(21,269)

Net loss	-	-	-	$-	$-	$(9,772)	$(9,772)

Balances, December 31, 2009	1,000,000	$100	-	$-	$-	$(31,141)	$(31,041)

Net loss	-	-	-	$-	$-	$(15,405)	$(15,405)

Balances, December 31, 2010	1,000,000	$100	-	$-	$-	$(46,546)	$(46,446)

Net loss	-	-	-	-	-	(9,585)	$(9,585)

Balances, March 31, 2011	1,000,000	$100	-	$-	$-	$(56,131)	$(56,031)

The accompanying notes are an integral part of these financial statements.

Pretoria Resources Two, Inc.
(A Development Stage Company)
Statements of Cash Flows(Unaudited)

	For the three months ended		Period from inception
	March 31,		(May 25, 2007) to
	2011	2010	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(9,585)	$(4,823)	$(56,131)
Adjustments to reconcile net (loss)
to net cash provided by operations:
Changes in Assets and Liabilities:
Increase (decrease) in Accounts Payable	3,683	3,750	3,683
Increase (decrease) in Accrued Interest - Related Party	524	487	2,647
Increase (decrease) in Accrued Expenses	292	550	4,592
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(5,086)	(36)	(45,209)

CASH FLOWS FROM FINANCING ACTIVITIES:
Note Payable to Related Party	5,050		30,373
Note Payable	-	-	15,000
Capital Stock Purchase	-	-	100
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	5,050	0	45,473

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(36)	(36)	264

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	300	51	-

END OF THE PERIOD	$264	$15	$264

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-	$-
Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

PRETORIA RESOURCES TWO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
AS OF MARCH 31, 2011

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

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $56,131 used cash from operations of $45,209 since its inception, and has a negative working capital of $56,031 at March 31, 2011.

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

Presentation of Interim Information

The financial information at March 31, 2011 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for interim financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual Report on Form 10-K for the year ended December 31, 2010.

The results for the quarter ended March 31, 2011 may not be indicative of results for any future periods.

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
AS OF MARCH 31, 2011

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of March 31, 2011.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of March 31, 2011, the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets.  Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended March 31, 2011.

PRETORIA RESOURCES TWO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
AS OF MARCH 31, 2011

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at March 31, 2011.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2011, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period ended March 31, 2011.

PRETORIA RESOURCES TWO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
AS OF MARCH 31, 2011

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
AS OF MARCH 31, 2011

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

PRETORIA RESOURCES TWO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
AS OF MARCH 31, 2011

NOTE D-SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the period ended March 31, 2011 and 2010 is summarized as follows:

Cash paid during the period ended March 31, 2011 and 2010 for interest and income taxes:

	2011	2010
Interest	$-	$-
Taxes	$-	$-

NOTE E-SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of March 31, 2011.

NOTE F-CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $.0001 par value per share.

During the period from inception (May 25, 2007) through March 31, 2011, the Company issued 1,000,000 shares to Allison Carroll.

On December 23, 2008, former, major shareholders Gail Davis and Barbara Deadwiley resigned as officers and as members of the Company’s board; all shares were cancelled and issued to Allison Carroll who now serves as the Company’s officer and board member.

The Company is authorized to issue 10,000,000 preferred shares at $.0001 par value per share.  During the period from inception (May 25, 2007) through March 31, 2011, the Company issued no preferred shares.

NOTE G-DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of March 31, 2011 and to date has had no significant operations. Recovery of the Company assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE H—RELATED PARTY NOTE PAYABLE AND NOTE PAYABLE

The Company has Notes Payable outstanding to related parties:

Note Payable, due upon demand, 8% per year	$30,373	(Related Party)

The Notes Payable is listed as follows:

Note Payable, due upon demand, 8% per year	$15,000

Accrued interest not paid for the period from inception (May 25, 2007) through March 31, 2011 was $7,239.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

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

The Company voluntarily filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on November 7, 2007, and since its effectiveness, the Company has focused its efforts on identifying a possible Target for a Business Combination.  We are not presently engaged in, and will not engage in, any substantive commercial business operations unless and until we consummate a Business Combination.  Our fiscal year ends on December 31.

Based on our business activities, the Company is a “blank check” company.  The SEC defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of  the Exchange Act and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.   Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions.   In addition, under Rule 12b-2 of the Exchange Act, the Company also is a “shell company” which is defined, as a company which has (i) no or nominal operations; and (ii) either (x) no or nominal assets; (y) assets consisting solely of cash and cash equivalents; or (z) assets consisting of any amount of cash and cash equivalents and nominal other assets.  Because we are a “shell” company, the Business Combination we enter into with a Target will be deemed to be a "reverse acquisition" or “reverse merger.”

Our management has broad discretion with respect to identifying and selecting a prospective Target.  We have not established any specific attributes or criteria (financial or otherwise) for a prospective Target and may enter into a Business Combination with a development stage company, a distressed company or a foreign company engaged in any industry.  Our sole officer and director has never served as an officer or director of a development stage public company that has consummated a Business Combination such as that contemplated by our Company.  Accordingly, he may not successfully identify a Target or conclude a Business Combination.  In addition, our management engages in other business activities and is not obligated to devote any specific number of hours to our matters.  Management intends to devote only as much time as it deems necessary to our affairs.

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

Any entity with which we enter into a Business Combination will be subject to numerous risks in connection with its operations.  To the extent we affect a Business Combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  If we consummate a Business Combination with a foreign entity, we will be subject to all of the risks attendant to foreign operations.  Although our management will endeavor to evaluate the risks inherent in a particular Target, we cannot assure you that we will properly ascertain or assess all significant risk factors.

We expect that in connection with any Business Combination, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction and likely, a significantly higher percentage) in order to ensure that the Business Combination qualifies as a “tax free” transaction under federal tax laws.  The issuance of additional shares of our capital stock will:

•	significantly reduce the equity interest of our stockholders prior to the transaction; and

•	cause a change in control in our Company and likely result in the resignation or removal of our officer and director as of the date of the transaction.

Our management anticipates that our Company likely will affect only one Business Combination, due primarily to our limited financial resources and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a Target in order to achieve a tax-free reorganization.  This lack of diversification should be considered a substantial risk in investing in us because it will not permit us to offset potential losses from one venture against potential gains from another.

The Company currently does not engage in any business activities that provide cash flow.  During the next twelve months we anticipate incurring costs related to filing Exchange Act reports, investigating and analyzing Targets and consummating a Business Combination.  We believe we will be able to meet these costs through use of funds in our treasury and from cash which may be loaned to or invested in us by our stockholders, management or other investors.  As of March 31, 2011, the Company had $264 in its treasury.  There are no assurances that the Company will be able to secure additional funding as needed.   Our ability to continue as a going concern is dependent upon our ability to generate cash from the sale of our common stock and/or obtain debt financing and attain future profitable operations by acquiring or merging with a profitable company.

Liquidity and Capital Resources

At March 31, 2011, we had total assets of $264, consisting exclusively of cash.  This compares with total assets of $300 at December 31, 2010, our fiscal year end.  At March 31, 2011, the Company had current liabilities of $56,295 compared with current liabilities of $46,746 at December 31, 2010, in each case, comprised exclusively of amounts owed to stockholders.

Our existing cash reserves will not be sufficient to cover our operating costs and expenses over the next twelve months.

To date, we have funded our operations through loans from our stockholders.  Our stockholders have advised management that they presently expect to fund additional costs and expenses we may incur through loans or further investment in the Company, as and when necessary.  However, our stockholders are under no obligation to provide such funding.

The following is a summary of the Company's cash flows provided by (used in) operating and financing activities:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	For the Cumulative Period from September 27, 2007 (Inception) to March 31, 2010
Net Cash Used In Operating Activities	$5,086	$36	$45,209
Net Cash Provided by Financing Activities	$5,050	$-	$45,473
Net Increase (Decrease) in Cash and Cash Equivalents	$(36)	$(36)	$264

We do not expect to engage in any substantive activities unless and until such time as we enter into a Business Combination with a Target, if ever.  We cannot provide investors with any assurance that we will have sufficient capital resources to fund our operations and realize our business objectives.

Results of Operations

Since our inception, we have not engaged in any substantive operations, other than seeking to identify a Target, nor generated any revenues.  We reported a net loss for the three months ended March 31, 2011 of $9,585, compared to a net loss of $4,823 for the comparable 2010 period, and have suffered a net loss since inception of $56,131.  At March 31, 2011, we had a working capital deficit of $56,031 compared to $46,446 at March 31, 2010.  Since our inception, our operating expenses have principally comprised professional fees and expenses incurred in connection with the filing of reports under the Exchange Act, as well as interest accrued on loans from one of our stockholders.

We do not expect to engage in any activities, other than seeking to identify a Target, unless and until such time as we enter into a Business Combination with a Target, if ever.  We cannot provide investors with any assessment as to the nature of a Target’s operations or speculate as to the status of its products or operations, whether at the time of the Business Combination it will be generating revenues or its future prospects.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2011, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer, who we refer to herein as our PEO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15.  As a result of our continuing efforts to remediate the material weaknesses in our internal control over financial reporting that existed as of December 31, 2010 and which remained extant as of the close of the period covered by this Report, our PEO concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2011.

The weaknesses in our disclosure and procedures encompassed weaknesses in certain elements of our internal control over financial reporting (ICFR) that our subsumed within our disclosure controls and procedures.  A material weakness is defined in Section 210.1-02(4) of Regulation S-X as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  The specific weaknesses relate to elements of our ICFR that provide reasonable assurances that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and comprise the following:

1.	We did not maintain effective controls over the control environment.
2.	We did not maintain effective controls over financial statement disclosure.
3.	We did not maintain effective controls over financial reporting.
4.
There existed a lack of segregation of duties in regard to the Company’s financial reporting, procedures for depositing of funds, procedures for cash disbursements, procedures for checkbook entries, period close procedures, and procedures for financial statement preparation, because we have only one officer who is responsible for all such duties.

We believe that the weaknesses in our disclosure controls and procedures and ICFR are a direct consequence of our size, resource constraints and the nature of our business.  We are a “shell company,” as defined under the Securities Act, in that we have no operations and nominal assets.  Further, we have no full-time employees.  As a result, we are constrained by our lack of resources to take the types of corrective actions that would be necessary to remediate the material weaknesses, including, for example, engaging additional accounting personnel and adopting an audit committee charter and seating an audit committee with at least one independent member who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Forward Looking Statements

Statements, other than historical facts, contained in this Quarterly Report on Form 10-Q, including statements of potential acquisitions and our strategies, plans and objectives, are "forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Although we believe that our forward looking statements are based on reasonable assumptions, we caution that such statements are subject to a wide range of risks, trends and uncertainties that could cause actual results to differ materially from those projected  Among those risks, trends and uncertainties are important factors that could cause actual results to differ materially from the forward looking statements, including, but not limited to; the time management devotes to identifying a target business; management’s ability to consummate a business combination; the financial condition of the target company with which we may enter a business combination; the effect of existing and future laws; governmental regulations; the political and economic climate of the United States; and conditions in the capital markets.  We undertake no duty to update or revise these forward-looking statements.

When used in this Form 10-Q, the words, "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There are presently no material pending legal proceedings to which the Company, any of its subsidiaries, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Reserved)

Item 5. Other Information.

None.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description
31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

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

PRETORIA RESOURCES TWO, INC.
Date: May 16, 2011	By:	/s/ Allison Carroll
	Name	Allison Carroll
	Title:	President, Principal Executive Officer and Principal Financial Officer