Form 10-Q
period 2011-06-30
Pretoria Resources Two, Inc
filed 2011-08-17
CIK 1412068

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒ Yes   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer □	Accelerated filer □
Non-accelerated filer □ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes  No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At August 16, 2011 there were 1,000,000 shares of common stock outstanding.

Item 1. Financial Statements.

Pretoria Resources Two, Inc.
(A Development Stage Company)
Balance Sheets

	As of
	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$228	$300
TOTAL CURRENT ASSETS	228	300

TOTAL ASSETS	228	300

LIABILITIES AND STOCKHOLDER'S DEFICIT
CURRENT LIABILITIES
Accounts Payable	-	-
Related Party Note Payable	36,458	25,323
Note Payable	15,000	15,000
Accrued Interest	8,203	6,423
TOTAL CURRENT LIABILITIES	59,661	46,746

TOTAL LIABILITIES	59,661	46,746

STOCKHOLDER'S DEFICIT

Preferred stock ($0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2011 and December 31, 2010)	-	-
Common stock ($0.0001 par value; 100,000,000 shares authorized: 1,000,000 issued and outstanding at June 30, 2011 and December 31, 2010)	100	100
Deficit accumulated during development stage	(59,533)	(46,546)
TOTAL STOCKHOLDER'S DEFICIT	(59,433)	(46,446)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$228	$300

The accompanying notes are an integral part of these financial statements.

Pretoria Resources Two, Inc.
(A Development Stage Company)
Statements of Operations(Unaudited)

	For the six months		For the three months		Period from inception
	ended June 30,		ended June 30,		(May 25, 2007) to
	2011	2010	2011	2010	June 30, 2011
REVENUES:
Income	$-	$-	$-	$-	$-
Total Revenue	$-	$-	$-	$-	$-

EXPENSES:
Selling, General and Administrative	72	876	36	840	5,598
Professional Fees	11,135	3,750	2,402	-	45,732
Total Expense	11,207	4,626	2,438	840	51,330
Loss from operations	(11,207)	(4,626)	(2,438)	(840)	(51,330)
OTHER INCOME/(EXPENSE):
Interest Expense	(1,780)	(1,087)	(964)	(50)	(8,203)

NET LOSS	$(12,987)	$(5,713)	$(3,402)	$(890)	$(59,533)
Basic and fully diluted net loss per common share:	(0.01)	(0.01)	(0.00)	(0.00)

Weighted average common shares outstanding	1,000,000	1,000,000	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements.

Pretoria Resources Two, Inc.
(A Development Stage Company)
Statement of Stockholder's Deficit(Unaudited)

					Additional	Deficit Accumulated
	Common Stock		Preferred Stock		Paid-in	During Development	Total
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Balances, December 31, 2007	1,000,000	$100	-	$-	$-	$(9,895)	$(9,795)

Net loss	-	-	-	-	-	(11,474)	(11,474)

Balances, December 31, 2008	1,000,000	$100	-	$-	$-	$(21,369)	$(21,269)

Net loss	-	-	-	$-	$-	$(9,772)	$(9,772)

Balances, December 31, 2009	1,000,000	$100	-	$-	$-	$(31,141)	$(31,041)

Net loss	-	-	-	$-	$-	$(15,405)	$(15,405)

Balances, December 31, 2010	1,000,000	$100	-	$-	$-	$(46,546)	$(46,446)

Net loss	-	-	-	-	-	(12,987)	$(12,987)

Balances, June 30, 2011	1,000,000	$100	-	$-	$-	$(59,533)	$(59,433)

The accompanying notes are an integral part of these financial statements.

Pretoria Resources Two, Inc.
(A Development Stage Company)
Statements of Cash Flows(Unaudited)

	For the six months ended		Period from inception
	June 30,		(May 25, 2007) to
	2011	2010	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,987)	$(5,713)	$(59,533)
Adjustments to reconcile net (loss) to net cash operations:
Changes in Assets and Liabilities:
Increase (decrease) in Accounts Payable	-	-	-
Increase (decrease) in Accrued Interest - Related Party	1,189	537	3,312
Increase (decrease) in Accrued Expenses	591	550	4,891
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(11,207)	(4,626)	(51,330)

CASH FLOWS FROM FINANCING ACTIVITIES:
Note Payable to Related Party	11,135	4,750	36,458
Note Payable	-	-	15,000
Capital Stock Purchase	-	-	100
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	11,135	4,750	51,558

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(72)	124	228

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	300	51	-

END OF THE PERIOD	$228	$175	$228

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-	$-
Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

PRETORIA RESOURCES TWO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
AS OF JUNE 30, 2011

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

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $59,533 used cash from operations of $51,330 since its inception, and has a negative working capital of $59,433 at June 30, 2011.

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

Presentation of Interim Information

The financial information at June 30, 2011 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for interim financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual Report on Form 10-K for the year ended December 31, 2010.

The results for the quarter ended June 30, 2011 may not be indicative of results for any future periods.

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
AS OF JUNE 30, 2011

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of June 30, 2011.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of June 30, 2011, the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets.  Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended June 30, 2011.

PRETORIA RESOURCES TWO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
AS OF JUNE 30, 2011

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at June 30, 2011.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2011, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period ended June 30, 2011.

PRETORIA RESOURCES TWO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
AS OF JUNE 30, 2011

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
AS OF JUNE 30, 2011

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
AS OF JUNE 30, 2011

NOTE D-SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the period ended June 30, 2011 and 2010 is summarized as follows:

Cash paid during the period ended June 30, 2011 and 2010 for interest and income taxes:

	2011	2010
Interest	$-	$-
Taxes	$-	$-

NOTE E-SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of June 30, 2011.

NOTE F-CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $.0001 par value per share.

During the period from inception (May 25, 2007) through June 30, 2011, the Company issued 1,000,000 shares to Allison Carroll.

On December 23, 2008, former, major shareholders Gail Davis and Barbara Deadwiley resigned as officers and as members of the Company’s board; all shares were cancelled and issued to Allison Carroll who now serves as the Company’s officer and board member.

The Company is authorized to issue 10,000,000 preferred shares at $.0001 par value per share.  During the period from inception (May 25, 2007) through June 30, 2011, the Company issued no preferred shares.

NOTE G-DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of June 30, 2011 and to date has had no significant operations. Recovery of the Company assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE H—RELATED PARTY NOTE PAYABLE AND NOTE PAYABLE

The Company has Notes Payable outstanding to related parties:

Note Payable, due upon demand, 8% per year	$36,458	(Related Party)

The Notes Payable is listed as follows:

Note Payable, due upon demand, 8% per year	$15,000

Accrued interest not paid for the period from inception (May 25, 2007) through June 30, 2011 was $8,203.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Pretoria Resources Two, Inc. (“we”, “us”, the “Company” or like terms) was incorporated in the State of Nevada on September 27, 2007 and is the successor in interest to Pretoria Resources, Inc., a Delaware corporation, upon the merger of the companies effective October 1, 2007.  We were organized to serve as a vehicle to acquire, through a reverse acquisition, merger, capital stock exchange, asset acquisition or other similar business combination (“Business Combination”), an operating or development stage business (“Target”) which desires to utilize our status as a reporting corporation under the Exchange Act.

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

Liquidity and Capital Resources

At June 30, 2011, we had total assets of $228, consisting exclusively of cash.  This compares with total assets of $300 at December 31, 2010, our fiscal year end.  At June 30, 2011, the Company had current liabilities of $59,661 compared with current liabilities of $46,746 at December 31, 2010, in each case, comprised exclusively of amounts owed to stockholders.

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

The following is a summary of the Company's cash flows provided by (used in) operating and financing activities:

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	For the Cumulative Period from September 27, 2007 (Inception) to June 30, 2010
Net Cash Used In Operating Activities	$11,207	$4,626	$51,330
Net Cash Provided by Financing Activities	$11,135	$4,750	$51,558
Net Increase (Decrease) in Cash and Cash Equivalents	$(72)	$124	$228

We do not expect to engage in any substantive activities unless and until such time as we enter into a Business Combination with a Target, if ever.  We cannot provide investors with any assurance that we will have sufficient capital resources to fund our operations and realize our business objectives.

Results of Operations

Since our inception, we have not engaged in any substantive operations, other than seeking to identify a Target, nor generated any revenues.  We reported a net loss for the six months ended June 30, 2011 of $11,207, compared to a net loss of $4,626 for the comparable 2010 period, and have suffered a net loss since inception of $51,330.  At June 30, 2011, we had a working capital deficit of $59,433 compared to $46,446 at June 30, 2010.  Since our inception, our operating expenses have principally comprised professional fees and expenses incurred in connection with the filing of reports under the Exchange Act, as well as interest accrued on loans from one of our stockholders.

We do not expect to engage in any activities, other than seeking to identify a Target, unless and until such time as we enter into a Business Combination, if ever.  We cannot provide investors with any assessment as to the nature of a Target’s operations or speculate as to the status of its products or operations, whether at the time of the Business Combination it will be generating revenues or its future prospects.

Going Concern

Our negative working capital, continuing operating losses, failure to generate revenues and lack of operating capital create substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on its ability to generate cash from the sale of its securities and attaining future profitable operations.   Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2011, the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer, who we refer to herein as our PEO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15.  As a result of our continuing efforts to remediate the material weaknesses in our internal control over financial reporting that existed as of December 31, 2010 and which remained extant as of the close of the period covered by this Report, our PEO concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2011.

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

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

PRETORIA RESOURCES TWO, INC.
Date: August 16, 2011	By:	/s/ Allison Carroll
	Name	Allison Carroll
	Title:	President, Principal Executive Officer and Principal Financial Officer