Form 10-K/A
period 2010-12-31
Pretoria Resources Two, Inc
filed 2011-12-01
CIK 1412068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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

i

EXPLANATORY NOTE

In this Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2010 ("Amendment No. 1”) as originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2011 (the “Original Filing”), we refer to Pretoria Resources Two, Inc., a Nevada corporation, as “we,” “us,” “our” or “our company.”

We are filing this Amendment No. 1 to (i) clearly label all cumulative information, including the unaudited cumulative information provided in the Statements of Stockholders’ Equity (Deficit), as “Unaudited,” and (ii) include a new report of our independent auditor that does not reference the work of other auditors for the period from inception (May 25, 2007) to December 31, 2010.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), each item of the Original Filing that is amended by this Amendment No. 1 is superseded in its entirety, and this Amendment No. 1 is accompanied by currently dated certifications on Exhibit 31.1 and 32.1.

Except as expressly set forth in this Amendment No. 1, we are not amending any other part of the Original Filing.  This Amendment No. 1 continues to speak as of the date of the Original Filing, except as such disclosure is amended by this Amendment No. 1, and does not reflect events occurring after the filing of the Original Filing, or modify or update any related or other disclosures, including forward-looking statements, unless expressly noted otherwise.  Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our other filings made with the SEC subsequent to the filing of the Original Filing.  The filing of this Amendment No. 1 shall not be deemed an admission that the Original Filing or Amendment No. 1 when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

ii

PART II

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

	Fiscal Year Ended December 31, 2010	Fiscal Year Ended December 31, 2009	For the Cumulative Period from September 27, 2007 (inception) to December 31, 2010 (Unaudited)
Net cash (used in) operating activities	$12,897	$12,172	$40,123
Net cash provided by financing activities	$13,146	$12,177	$40,423
Net increase (decrease) in cash and cash equivalents	$249	$5	$300

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

Item 8. Financial Statements and Supplementary Data.

FINANCIAL STATEMENT INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Pretoria Resources Two, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Pretoria Resources Two, Inc. (a development stage company) as of December 31, 2010, and 2009, and the related statements of operations, changes in stockholder’s deficit, and cash flows for the years then ended. These financial statements are the based on our audit.

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

Pretoria Resources Two, Inc.
(A Development Stage Company)
Statement of Stockholder's Deficit(Unaudited)

					Additional	Deficit
	Common Stock		Preferred Stock		Paid-in	Accumulated During	Total
	Shares	Amount	Shares	Amount	Capital	Developmental Stage	Deficit

Balances, May 25, 2007 (Unaudited)	-	$-	-	$-	$-	$-	$-

Issuance of founders' shares	1,000,000	100	-	-	-	-	100

Net loss	-	-	-	-	-	(9,895)	(9,895)

Balances, December 31, 2007 (Unaudited)	1,000,000	$100	-	$-	$-	$(9,895)	$(9,795)

Net loss	-	-	-	-	-	(11,474)	(11,474)

Balances, December 31, 2008 (Unaudited)	1,000,000	$100	-	$-	$-	$(21,369)	$(21,269)

Net loss	-	-	-	-	-	(9,772)	(9,772)

Balances, December 31, 2009	1,000,000	$100	-	$-	$-	$(31,141)	$(31,041)

Net loss	-	-	-	-	-	(15,405)	(15,405)

Balances, December 31, 2010	1,000,000	$100	-	$-	$-	$(46,546)	$(46,446)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 30, 2011.

PRETORIA RESOURCES TWO, INC.

By:	/s/ Allison Carroll
Allison Carroll

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 30, 2011.

Signature	Title

/s/ Allison Carroll	President, Principal Executive Officer, Principal Accounting
Allison Carroll	Officer, Principle Financial Officer and Director