Form 10-K/A
period 2010-12-31
Pretoria Resources Two, Inc
filed 2012-01-26
CIK 1412068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

☐Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act   ☐ Yes ☒ No

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

☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

This Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) to Annual Report on Form 10-K and the documents incorporated by reference into the Annual Report on Form 10-K include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to, our being a development stage company with no operating history; our lack of funding; the inexperience of our management with respect to our business plan; our potential inability to consummate a business combination with an operating company that is generating revenues; the possibility that our company may never generate revenues; unknown risks that may attend to a business with which we consummate a business combination; our personnel allocating her time to other businesses and potentially having conflicts of interest with our business; the ownership of our securities being concentrated, and those other risks and uncertainties detailed herein and in the Company’s filings with the Securities and Exchange Commission.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Amendment No. 2. In addition, even if our results of operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Amendment No. 2, those results or developments may not be indicative of results or developments in subsequent periods.

These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us described in “Risk Factors.” The forward-looking events we discuss in this Amendment No. 2 speak only as of the date of such statement and might not occur in light of these risks, uncertainties and assumptions. Except as required by applicable law, we undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

 EXPLANATORY NOTE

In this Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) to the Annual Report on Form 10-K for the year ended December 31, 2010 as originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2011 (the “Original Filing”), as amended by Amendment No. 1 to the Original Filing filed with the SEC on December 1, 2011, we refer to Pretoria Resources Two, Inc., a Nevada corporation, as “we,” “us,” “our” or “our company.”

We are filing this Amendment No. 2 to (i) to include all of the information called for by Item 8 of Form 10-K, including the notes to the financial statements, (ii) expand the first paragraph of the audit report filed with Amendment No.2 to include the language omitted from the report filed with Amendment No. 1 and (iii) eliminate the parenthetical “unaudited” from the headings of the statements of stockholders’ deficit and cash flows.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), each item of the Original Filing and Amendment No. 1 that is amended by this Amendment No. 2 is superseded in its entirety, and this Amendment No. 2 is accompanied by currently dated certifications on Exhibit 31.1 and 32.1.

Except as expressly set forth in this Amendment No. 2, we are not amending any other part of the Original Filing or Amendment No. 1. This Amendment No. 2 continues to speak as of the date of the Original Filing or Amendment No. 1, as the case may be, except as such disclosure is amended by this Amendment No. 2, and does not reflect events occurring after the filing of the Original Filing or Amendment No. 1, as the case may be, or modify or update any related or other disclosures, including forward-looking statements, unless expressly noted otherwise. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing, Amendment No. 1 and with our other filings made with the SEC subsequent to the filing of the Original Filing and Amendment No. 1. The filing of this Amendment No. 2 shall not be deemed an admission that the Original Filing or Amendment No. 1 when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

PART II

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

Pretoria Resources Two, Inc.

(A Development Stage Company)

Statement of Cash Flows

			Cumulative Totals
			Since Inception
			May 25, 2007 to
	For the years ended		December 21,
	December 31,		2010
	2010	2009	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,405)	$(9,772)	$(46,546)
Adjustments to reconcile net (loss) to net cash used in operations:
Changes in Assets and Liabilities:
Increase in Accrued Interest on Related Party Notes Payable	1,308	737
Increase (decrease) in Accrued Expenses	1,200	(3,137)	5,115
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(12,897)	(12,172)	(41,431)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on Related Party Debt	13,146	12,177	25,323
Borrowings on Debt	-	-	15,000
Proceeds from Sale of Stock	-	-	100
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	13,146	12,177	40,423

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	249	5	(1,008)

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	51	46	-

END OF THE PERIOD	$300	$51	$(1,008)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-	$-
Taxes	$-	$-	$-

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

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 24, 2012.

PRETORIA RESOURCES TWO, INC.

By:	/s/ Allison Carroll
Allison Carroll

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 24, 2012.

Signature	Title

/s/ Allison Carroll	President, Principal Executive Officer, Principal Accounting
Allison Carroll	Officer, Principle Financial Officer and Director

3