Form 10-K
period 2011-12-31
Pretoria Resources Two, Inc
filed 2012-03-30
CIK 1412068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

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

☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☒ Yes ☐ No

The aggregate market value of voting and non-voting common equity held by non-affiliates as of March 30, 2012 was approximately $ -0- .

At March 30, 2012 there were 1,000,000 shares of common stock outstanding.

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

PART I

General

Pretoria Resources Two, Inc. (“we,” “us,” the “Company” or like terms) was incorporated in the State of Nevada on September 27, 2007 and is the successor in interest to Pretoria Resources, Inc., a Delaware corporation organized on May 25, 2007, upon the merger of the companies effective October 1, 2007. We were organized to serve as a vehicle for a business combination through a capital stock exchange, merger, asset acquisition or other similar business combination (a “Business Combination”) with an operating or development stage business (a “Target Business”) which desires to utilize our status as a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Since inception, our business operations have comprised attending to organizational matters, registering our class of common stock under the Exchange Act, satisfying our reporting obligations under the Exchange Act and identifying and evaluating potential Target Businesses. We have not generated any revenue, have no full-time employees and do not own or lease any property. To date, we have funded our operations from the proceeds of loans from our stockholder.

Based on our business activities, the Company is a “shell company” as defined under the Exchange Act because we have no operations and nominal assets consisting solely of cash and/or cash equivalents. We are also a “blank check” company as defined under the Exchange Act because we are a development stage company that is issuing a “penny stock” (as defined under the Exchange Act) and have no specific business plan or purpose other than to merge with an unidentified company or companies. Many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies in their respective jurisdictions.

Given that we are a “shell company” and the Target Business with which we consummate a Business Combination likely will be involved in business operations at the time of the transaction, the transaction we enter into with such company would be referred to as a “reverse acquisition” or “reverse merger” for accounting purposes.

As more fully described under Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” because we are a shell company, our stockholders are not entitled to rely on Rule 144 as an exemption from the registration requirements of the Securities Act in connection with the resale of their securities prior to any Business Combination and are subject to additional limitations as to the use of Rule 144 to resell their securities after a Business Combination.

Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity. Any effort to develop a market in our securities will be in the discretion of management after a Business Combination.

We will not engage in any substantive commercial business or revenue generating operations unless and until we consummate a Business Combination. We currently are identifying and evaluating Target Businesses but we do not have any specific Business Combination under consideration. Our efforts to identify a prospective Target Business will not be limited to a particular industry or geographic location. We will seek to consummate the transaction which is most attractive and provides the greatest opportunity for creating securityholder value. The determination of which opportunity is the most attractive will be based on our analysis of a variety of factors, including whether the transaction would be in the best interests of our securityholders, the terms of the transaction and the perceived quality of the business of the Target Business, among other factors.

We anticipate that the selection of a Target Business will be complex and extremely risky and we cannot assure you that we will be successful in concluding a Business Combination. Our lack of financial and personnel resources may negatively impact our ability to consummate a Business Combination or cause us to discontinue operations before we enter such a transaction. In addition, our sole officer has never served in any capacity with a company having a business purpose such as ours, which may negatively impact our ability to conclude a transaction.

We will not realize any revenues or generate any income unless and until we conclude a Business Combination with an operating business that is generating revenues and otherwise is operating profitably. Moreover, we can offer no guarantee that the Company will achieve long-term or immediate short-term earnings from any Business Combination.

Affecting a Business Combination

General.

A Business Combination may involve the acquisition of, or merger with, a company which desires to have a class of securities registered under the Exchange Act, while avoiding what its management may deem to be the adverse consequences of undertaking a public offering itself. These include time delays, significant expenses, possible loss of voting control and compliance with various rigorous federal and state securities laws.

Our management has not developed a specific plan or process for identifying a Target Business or effectuating a Business Transaction. Our business is predicated upon relationships built by management and the ongoing effort to develop new contacts through which our management may be introduced to prospective Target Businesses. Moreover, given the wide ranging variables inherent in our business, management cannot predict when we will effectuate a Business Transaction, if ever, or the amount of capital we will require for such purpose.

Search for a target.

We are currently in the process of identifying and evaluating potential Target Businesses. As described below, our management has broad discretion with respect to selecting prospective acquisition candidates. At such time as we affect a Business Combination, if ever, we will be impacted by numerous risks inherent in the business and operations of the Target Business. The risks attendant to the Target Business may include risks typical of a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings. Although our management will endeavor to evaluate the risks inherent in a particular target, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of Target Businesses.

We intend to source our target opportunities from various internal and external sources. Target Business candidates may be brought to our attention from affiliated and unaffiliated sources. Our management may tap personal contacts and relationships she and her affiliates have developed and maintain with various professionals, including accountants, consultants, bankers, attorneys and other advisors. In addition, management may initiate formal or informal inquiries or attend trade shows or conventions. In no event will any of our affiliates be paid any finder’s fee, consulting fee or other compensation prior to or for any services they render in connection with the consummation of a Business Combination.

Target Business candidates may be brought to our attention by unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to Target Business candidates in which they believe we may have an interest. We may retain the services of agents or other representatives to identify or locate suitable targets on our behalf, though we have not engaged any such persons, to date. We have not adopted any policy with respect to utilizing the services of consultants or advisors to assist in the identification of a Target Business, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service or the amount of fees we may pay to them. In the event that we retain the services of professional firms or other individuals that specialize in business acquisitions, we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation.

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

Due Diligence Investigation.

In evaluating a prospective Target Business, we will conduct as extensive a due diligence review of potential targets as possible. Our review will be constrained by our limited capital, lack of full-time employees and management’s inexperience in such endeavors. We may enter into a Business Transaction with a privately-held company in its early stages of development or that has only a limited operating history on which we could base our decision. Since little public information typically is available about these companies, we will be required to rely on the ability of management to obtain adequate information to evaluate the potential returns from entering into a Business Transaction with such a company. We expect that our due diligence may include, among other things, meetings with the Target Business’s incumbent management, an inspection of its facilities and a review of financial and other information made available to us. This due diligence review will be conducted by our management, possibly with the assistance of our counsel, accountants or other third parties.

Our financial and personnel limitations may render it impractical for us to conduct an exhaustive investigation and analysis of a Target Business candidate before we consummate a Business Transaction. Management’s decisions, therefore, will likely be made without detailed feasibility studies, independent analyses and market surveys or other methodologies which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or others associated with the business opportunity seeking our participation.

It is unlikely that our management at the time of a Business Transaction will continue in any material capacity with the Company after the consummation of a Business Transaction, other than as stockholders.

Our assessment of a Target Business and its management may not be accurate. If we do not uncover all material information about a Target Business prior to a Business Transaction, we may not make a fully informed investment decision and we may lose money on our investment.

The time and costs required to select and evaluate a Target Business and to structure and complete a Business Transaction cannot presently be ascertained with any degree of certainty. Any costs we incur in furtherance of consummating a Business Transaction is not ultimately completed may result in a loss to us.

Form of acquisition; Opportunity for stockholder approval.

The manner in which we participate in a Business Transaction will depend upon, among other things, the nature of the opportunity and the respective requirements and desires of management of our Company and of the Target Business. In addition, the structure of any Business Transaction will be dispositive as to whether stockholder approval of the Business Transaction is required.

It is likely we will structure a Business Combination as either an acquisition of the stock or assets of the Target Business or a merger of the Target Business with us or our subsidiary. Important factors the parties will consider in structuring a Business Combination will be the time and cost of a particular structure and the tax treatment that the structure might receive. If the Business Combination is structured as an acquisition of a Target Business's stock or assets, our Company will not require the vote or approval of stockholders and the transaction may be accomplished in the sole determination of management. If the Business Combination is structured as a merger, the transaction would require the approval of the holders of a majority of the outstanding shares of our common stock and may necessitate calling a stockholders' meeting to obtain such approval and filings with the SEC and state agencies. This process may result in delays and additional expenses in the consummation of a proposed transaction and afford rights to dissenting stockholders who could require us to purchase their stock for cash. In light of the above, management likely will seek to structure a Business Transaction as an acquisition so as not to require stockholder approval. In either case, we likely will issue a significant number of shares to the securityholders of the Target Business and our stockholders prior to the transaction likely would hold a small minority of the outstanding shares of our common stock after giving effect to the transaction.

We will seek to structure a Business Combination to qualify for tax-free treatment under the Internal Revenue Code of 1986, as amended (the “Code”). In some cases, the Code mandates very specific parameters for a transaction to qualify as tax free. For example, in order for a stock for stock exchange transaction to qualify as a “tax free” reorganization, the holders of the stock of the target must receive a number of shares of our stock equal to 80% or more of the voting stock of our Company. Depending on the circumstances of an acquisition, we may not be able to structure a transaction in the most tax advantageous manner. Further, we cannot assure you that the Internal Revenue Service or state tax authorities will agree with our tax treatment of any transaction.

It is likely that as part of a Business Combination, all or a majority of our Company's management at the time of the transaction will resign and new directors will be appointed without any vote by stockholders.

In view of our status as a “shell” company, any acquisition of the stock or assets of or the merger with an operating company would be deemed to be a “reverse acquisition” or “reverse merger” for accounting purposes.

We anticipate that the investigation of specific business opportunities and the negotiation, preparation and execution of relevant agreements, disclosure documents and other instruments will require significant management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for a Business Transaction, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

Lack of diversification.

We expect that we will be able to consummate a Business Combination with only one candidate given that, among other considerations, we will not have the resources to diversify our operations. Moreover, given that we likely will offer a controlling interest in our Company to a Target Business in order to achieve a tax-free reorganization, the dilution of interest to present and prospective stockholders will render more than one Business Combination unlikely. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business and we will not benefit from the possible spreading of risks or offsetting of losses that Business Combinations with multiple operating entities would offer. By consummating a Business Combination with a single entity, our lack of diversification may result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services and subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a Business Combination.

Competition

We expect that in the course of identifying, evaluating and selecting a Target Business, we may encounter intense competition from other entities having a business objective similar to ours. These include blank check companies that have raised significant capital through sales of securities registered under federal securities laws that have a business plan similar to ours and, consequently, possess a significant competitive advantage over our Company both from a financial and personnel perspective. Additionally, we may be subject to competition from other entities having a business objective similar to ours, including venture capital firms, leveraged buyout firms and operating businesses looking to expand their operations through acquisitions. Many of these entities are well established, possess significant capital, may be able to offer securities for which a trading market exists and have extensive experience identifying and affecting business combinations directly or through affiliates. Moreover, nearly all of these competitors possess greater technical, human and other resources than us. In addition, we will experience competition from other modestly capitalized shell companies that are seeking to enter into business combinations with targets similar to those we expect to pursue. We expect that our ability to consummate a Business Combination will be constrained by our lack of financial resources to provide to the Target Business.

If we succeed in affecting a Business Combination, there will be, in all likelihood, intense competition from competitors of the Target Business. We cannot apprise you of any of these risks nor can we assure you that, subsequent to a Business Combination, we will have the resources or ability to compete effectively.

Employees

We have one executive officer who has other business interests and is not obligated to devote any specific number of hours to our matters. She intends to devote only as much time as she deems necessary to our affairs. The amount of time our officer will devote to our affairs in any time period will vary based on whether a Target Business has been selected for the Business Combination and the stage of the Business Combination process the Company is in. Accordingly, as management identifies suitable Target Businesses, we expect that our management will spend more time investigating such Target Business and will devote additional time and effort negotiating and processing the Business Combination as developments warrant. We do not intend to have any full time employees prior to the consummation of a Business Combination.

Our management may engage in other business activities similar and dissimilar to those we are engaged in without any limitations or restrictions. To the extent that our management engages in such other activities, there will be possible conflicts of interest in diverting opportunities which would be appropriate for our Company to other entities or persons with which our management is associated or have an interest, rather than offering such opportunities to us. Since we have not established any policy for the resolution of such a conflict, we could be adversely affected should our officer/director choose to place her other business interests before ours. We cannot assure you that such potential conflicts of interest will not result in the loss of potential opportunities or that any conflict will be resolved in our favor.

Our officer/director, who is our sole stockholder, may negotiate for or otherwise consent to the disposition of all or any portion of her stock as a condition to, or in connection, with a Business Combination. Therefore, it is possible that the terms of any Business Combination will provide for the sale of all or a portion of her stock which would raise issues relating to a possible conflict of interest with our other security holders.

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

The absence of operations and revenues and our limited financial resources raises substantial doubt about our ability to continue as a going concern.

At December 31, 2011, we had $156 of cash in our treasury and no other assets of any kind, and liabilities of $69,483, consisting principally of amounts due to our stockholder. We are not generating any revenues and possess limited capital to fund our operations, including for such purposes as preparing and filing reports under the Exchange Act, identifying a Target Business and negotiating a Business Combination. The report of our independent auditor and Note B to the financial statements included in this Form 10-K indicate that our losses from operations, net capital deficiency, failure to generate cash flow and ongoing operating expenses without corresponding revenues raise substantial doubt about the Company’s ability to continue as a going concern.

We require capital to fund our ongoing operations. If capital is not available, we may have to discontinue operations.

To date, we have funded our operations from the proceeds of loans from our stockholder. Our stockholder has advised us of her intention to fund our operations for the foreseeable future, though there is no written agreement binding her to do so. Our operating and financial condition renders it unlikely that we would be able to obtain third-party financing to sustain operations, if necessary. In the event that obtain the cash to fund our capital requirements, we may not be able to continue operations and stockholders could lose the entire amount of their investment in our Company. Without further capital infusion, we will not have the ability to continue operations beyond the filing of this report.

We are a development stage company with no operating history. Accordingly, there is no basis upon which to evaluate our ability to achieve our business objective. We can offer no assurance that we ever will consummate a Business Combination or that any such transaction will result in a gain for our stockholders.

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

Our officer and director has never been a principal of, nor has she ever been affiliated with, a company formed with a business purpose similar to ours.

Our sole officer and director has never served in any capacity with a company the business purpose of which is to acquire an operating business. Accordingly, you may not be able to adequately evaluate management’s ability to consummate successfully a Business Combination. Moreover, our officer/director does not have experience evaluating or conducting due diligence with respect to companies in connection with a Business Combination and she may not uncover all material information about a Target Business prior to a Business Combination nor may she accurately assess a Target Company's business or management. Management's failure to conduct complete and accurate due diligence or accurately assess the future strength of a Target Business could have a significant negative impact on our operations and could cause our stockholder to lose its entire investment.

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

Our officer/director will apportion her time to other businesses which may cause conflicts of interest in her determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate a Business Combination.

Our officer/director engages in other businesses and is not required to devote her full time or any specific number of hours to our affairs, which could create a conflict of interest when allocating her time between our operations and her other commitments. We do not have and do not expect to have any full time employees prior to the consummation of a Business Combination. If our officer’s/director’s other business affairs require her to devote more substantial amounts of time to such affairs, it could limit her ability to devote time to our affairs and could have a negative impact on our ability to consummate a Business Combination. We cannot assure you that these conflicts will be resolved in our favor.

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

The nature of our operations is highly speculative. We may not be able to enter into a Business Combination. If we do, the future success of our plan of operation will depend on the operations, financial condition and management of the Target Business we may acquire. While management is seeking to enter into a Business Combination with an entity having an established, profitable operating history and effective management, we cannot assure you that we will be successful in consummating a Business Combination with a candidate that meets that those criteria. We can not assure you that, even if we consummate a Business Combination, the Company will realize any short-term or long-term earnings.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a Business Combination with the most attractive private companies.

Target companies that we may investigate that fail to comply with SEC reporting requirements, financial and otherwise, may delay or preclude a Business Combination. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including audited financial statements for the company acquired. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude the consummation of a Business Combination. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

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

We will seek to structure a Business Combination to receive tax-free treatment under the Code. However, we may not be able to structure our acquisition to result in tax-free treatment for target companies or their stockholders, which could deter them from entering into certain Business Combinations with us. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. Even if we structure the transaction to be accorded tax free treatment, the Internal Revenue Service or state tax authorities may deny such treatment. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse affect on all parties to the transaction.

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

Numerous external forces, including the recent financial crisis, could negatively affect our businesses, results of operations and financial condition.

Numerous external forces, including the state of global financial markets and general economic conditions, lack of consumer confidence, lack of availability of credit, interest rate and currency rate fluctuations and national and international political circumstances (including wars and terrorist acts) could negatively affect our business, results of operations and financial condition. The ongoing global financial crisis affecting the banking system, financial markets and financial institutions has resulted in a tightening in the credit markets, a low level of liquidity in many financial markets and extreme volatility in credit and equity markets. The length of time or severity with which these conditions may persist is unknown. As a consequence, companies that otherwise may have considered becoming public as a result of a reverse acquisition may elect to delay or forego entirely such plans because of the impact of the global financial crisis on their operations, their inability to obtain financing to grow their operations and the costs they will required to incur associated with being a public company, among other reasons. Accordingly, it may be more difficult and take more time to identify a suitable and willing Target Business and consummate a Business Combination.

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

Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and, in the event we are ever approved to trade on either an automated quotation system or a registered exchange, and system or stock exchange rules, will require an increased amount of management attention and external resources. We intend to continue to invest all reasonably necessary resources to comply with evolving standards, which may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. This could have an adverse impact on our operations.

We expect to issue a significant number of new shares of capital stock in a Business Combination, which we expect will result in substantial dilution and a change in control of ownership of the Company.

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

There are significant restrictions on the transferability of outstanding shares of our common stock.

None of the outstanding shares of our common stock has been registered under the Securities Act or the securities laws of any state and, consequently, they may not be resold, transferred or otherwise disposed of under federal securities laws unless such transaction is registered under the Securities Act or an exemption from the registration requirements of the Securities Act is available. In connection with any transfer of shares of our common stock other than pursuant to an effective registration statement under the Securities Act, the Company may require the holder to provide to the Company an opinion of counsel to the effect that such transfer does not require registration under the Securities Act. Persons who acquired our common stock prior to a Business Combination will not be entitled to rely on Rule 144 under the Exchange Act for the resale of our securities unless and until (i) we cease to be a shell company, (ii) at the time of the sale we are reporting under the Exchange Act, (iii) we have filed all Exchange Act reports and material required to be filed during the preceding 12 months, and (iv) at least one year has elapsed from the time that we file the disclosure required by the SEC reflecting the fact that we are no longer a shell company. These restrictions will limit the ability of our stockholders to liquidate their investment.

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

We cannot assure you that following a Business Combination with an operating business our common stock will be listed or admitted to quotation on any securities exchange or other trading medium, which will limit the liquidity of the shares.

Following a Business Combination, incoming management may seek to initiate a public market for our common stock. However, we cannot assure you that following such a transaction, our Company as then constituted will meet the initial listing standards of any stock exchange or that our common stock will be admitted for quotation on the over the counter bulletin board or commence trading on any other medium. If our common stock does not trade publicly, holders may not be able to sell common stock.

The designation of our common stock as a "penny stock" would limit the liquidity of the shares.

Our common stock after a Business Combination may be deemed a “penny stock” as that term is defined under Rule 3a51-1 of the Exchange Act. Generally, a “penny stock” is a common stock that is not listed on a securities exchange and trades for less than $5.00 a share. Prices often are not available to buyers and sellers and the market may be very limited. Penny stocks in start-up companies are among the riskiest equity investments. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. The document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market. A broker must also provide purchasers with bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser and obtain the purchaser's written agreement to the purchase. Many brokers choose not to participate in penny stock transactions. Because of the penny stock rules, there may be less trading activity in penny stocks in any market that develops for our common stock in the future and stockholders are likely to have difficulty selling their shares.

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

As permitted by the corporate laws of the State of Nevada, we have included in our articles of incorporation a provision to eliminate the personal liability of our directors for monetary damages for breach or alleged breach of their fiduciary duties as directors, subject to certain exceptions, including, for example, if the directors did not act in good faith and in a manner which he or she reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe their conduct was unlawful. In addition, our bylaws provide that we are required to indemnify our officers and directors under certain circumstances, including those circumstances in which indemnification would otherwise be discretionary, and we will be required to advance expenses to our officers and directors as incurred in connection with proceedings against them for which they may be indemnified.

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

Item 4. Reserved.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As of March 30, 2012, there was one holder of record of 1,000,000 outstanding shares of our common stock.

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

Neither the Company nor its officer/ director has any present plan, proposal, arrangement, understanding or intention of selling any outstanding shares of common stock in the public market subsequent to a Business Combination. Nevertheless, in the event that a substantial number of shares of our common stock were to be sold in any public market that may develop for our securities subsequent to a Business Combination, such sales may adversely affect the price for the sale of the Company's common stock securities in any trading market. We cannot predict what effect, if any, market sales of currently restricted shares of common stock or the availability of such shares for sale will have on the market prices prevailing from time to time, if any.

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

Repurchases of Equity Securities

None.

Recent Sales of Unregistered Securities.

The Company did not issue or sell any securities during the fiscal year ended December 31, 2011.

Item 6. Selected Financial Data.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

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

We were formed to serve as a vehicle to acquire, through a capital stock exchange merger, asset acquisition or other similar business combination, an operating or development stage business which desires to utilize our status as a reporting corporation under the Exchange Act. We have neither engaged in any commercial operations nor generated any revenues during the twelve-month period ended December 31, 2011, our fiscal year end.

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

We expect that in connection with any Business Combination, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction and likely, a significantly higher percentage), in order to ensure that Business Combination qualifies as a “tax free” transaction under federal tax laws). The issuance of additional shares of our capital stock will significantly reduce the equity interest of our stockholders as of the date of the transaction and will likely result in the resignation or removal of our management as of the date of the transaction.

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

Liquidity and Capital Resources.

As of December 31, 2011, the Company had total assets of $156, comprised exclusively of cash. This compares with assets of $300, comprised exclusively of cash, as of December 31, 2010. The Company’s liabilities as of December 31, 2011 totaled $69,483 comprised exclusively of amounts due to affiliates. This compares with liabilities of $48,746, comprised exclusively of monies due to affiliates, as of December 31, 2010. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2011 and December 31, 2010 and for the cumulative period from May 25, 2007 (inception) to December 31, 2011.

	Fiscal Year Ended December 31, 2011	Fiscal Year Ended December 31, 2010	For the Cumulative Period from May 25, 2007 (inception) to December 31, 2011
Net cash (used in) operating activities	$(18,925)	$(12,897)	$(59,048)
Net cash provided by (used in) financing activities	$(18,781)	$(13,146)	$(59,204)
Net increase (decrease) in cash and cash equivalents	$(144)	$249	$156

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

To date, we have funded our operations through loans from our present stockholders. Our current stockholders have advised us that they expect to fund additional costs and expenses that we will incur in connection with our operations, including as may be required to file reports under the Exchange Act, for due diligence activities and to consummate a Business Combination, through loans or further investment in the Company, as and when necessary. However, they are not bound to do so. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

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

We reported a net loss for the year ended December 31, 2011 of $22,881, compared to a net loss for the year ended December 31, 2010 of $15,405 and a have suffered a net loss since inception of $69,427. The Company has used cash from operations of $59,048 since its inception, consisting primarily of professional fees, and has a negative working capital of $69,327 at December 31, 2011.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

FINANCIAL STATEMENT INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Pretoria Resources Two, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Pretoria Resources Two, Inc. (A Development Stage Company) as of December 31, 2010 and 2011 and the related statements of operations, changes in shareholders' equity (deficit) and cash flows for the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pretoria Resources Two, Inc. as of December 31, 2010 and 2011, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statement, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

March 30, 2012

Pretoria Resources Two, Inc.

(A Development Stage Company)

Balance Sheets

	As of
	December 31, 2011	December 31, 2010

ASSETS
CURRENT ASSETS
Cash	$156	$300
TOTAL CURRENT ASSETS	156	300
TOTAL ASSETS	156	300
LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
Related Party Note Payable	44,104	25,323
Note Payable	15,000	15,000
Accrued Interest Related Party	5,030	2,274
Accrued Interest	5,349	4,149
TOTAL CURRENT LIABILITIES	69,483	46,746
TOTAL LIABILITIES	69,483	46,746

STOCKHOLDER'S DEFICIT

Preferred stock ($0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2011 and December 31, 2010)	-	-
Common stock ($0.0001 par value; 100,000,000 shares authorized: 1,000,000 issued and outstanding at December 31, 2011 and December 31, 2010)	100	100
Accumulated Deficit during Developmental Stage	(69,427)	(46,546)
TOTAL STOCKHOLDER'S DEFICIT	(69,327)	(46,446)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$156	$300

The accompanying notes are an integral part of these financial statements.

Pretoria Resources Two, Inc.

(A Development Stage Company)

Statements of Operations

	For the years ended December 31,		For the Period From Inception (May 25, 2007) to
	2011	2010	December 31, 2011
			(Unaudited)
REVENUES:
Income	$-	$-	$-
Total Revenue	$-	$-	$-

EXPENSES:
Selling, General and Administrative	649	948	6,175
Professional Fees	18,276	11,949	52,873
Total Expenses	18,925	12,897	59,048

Loss from operations	(18,925)	(12,897)	(59,048)

OTHER INCOME/(EXPENSE):
Interest Expense	(3,956)	(2,508)	(10,379)

NET LOSS	(22,881)	(15,405)	(69,427)
Basic and fully diluted net loss per common share:	(0.02)	(0.02)

Weighted average common shares outstanding	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements.

Pretoria Resources Two, Inc.

(A Development Stage Company)

Statement of Stockholder's Deficit

	Common Stock		Preferred Stock		Additional Paid-in	Deficit Accumulated During	Total
	Shares	Amount	Shares	Amount	Capital	Developmental Stage	Deficit

Balances, December 31, 2007 (Unaudited)	1,000,000	$100	-	$-	$-	$(9,895)	$(9,795)

Net loss	-	-	-	-	-	(11,474)	(11,474)

Balances, December 31, 2008 (Unaudited)	1,000,000	$100	-	$-	$-	$(21,369)	$(21,269)

Net loss	-	-	-	$-	$-	$(9,772)	$(9,772)

Balances, December 31, 2009	1,000,000	$100	-	$-	$-	$(31,141)	$(31,041)

Net loss	-	-	-	$-	$-	$(15,405)	$(15,405)

Balances, December 31, 2010	1,000,000	$100	-	$-	$-	$(46,546)	$(46,446)

Net loss	-	-	-	-	-	$(22,881)	$(22,881)

Balances, December 31, 2011	1,000,000	$100	-	$-	$-	$(69,427)	$(69,327)

The accompanying notes are an integral part of these financial statements.

Pretoria Resources Two, Inc.

(A Development Stage Company)

Statements of Cash Flows

			Cumulative Totals
			Since Inception
	For the years ended		May 25, 2007 to
	December 31,		December 31, 2011
	2011	2010	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,881)	$(15,405)	$(69,427)
Adjustments to reconcile net (loss)
to net cash used in operations:
Changes in Assets and Liabilities:
Increase (decrease) in Accrued Expenses	1,200	1,200
Increase in Accrued Interest on Related Party Notes Payable	2,756	1,308	10,379
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(18,925)	(12,897)	(59,048)

CASH FLOWS FROM FINANCING ACTIVITIES:
Note Payable to Related Party	18,781	13,146	44,104
Note Payable	-	-	15,000
Capital Stock Purchase	-	-	100
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	18,781	13,146	59,204

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(144)	249	156

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	300	51	-

END OF THE PERIOD	$156	$300	$156

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-	$-
Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

PRETORIA RESOURCES TWO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011

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

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $69,427 used cash from operations of $59,048 since its inception, and has a negative working capital of $69,327 at December 31, 2011.

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

The results for the year ended December 31, 2011 may not be indicative of results for any future periods.

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
AS OF DECEMBER 31, 2011

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of December 31, 2011.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of December 31, 2011, the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets.  Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended December 31, 2011.

PRETORIA RESOURCES TWO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at December 31, 2011.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2011, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period ended December 31, 2011.

PRETORIA RESOURCES TWO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on December 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on December 1, 2012. We are currently evaluating ASU 2011-04 and have not yet determined the impact that adoption will have on our financial statements.

PRETORIA RESOURCES TWO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

Recent Accounting Pronouncements (cont’d)

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. ASU 2011-02 has become effective for the Company on September 1, 2012. The Company does not believe that the guidance will have a material impact on its financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of supplementary pro forma information for business combinations.” This update changes the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangible –Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.” This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

PRETORIA RESOURCES TWO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011

NOTE D-SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of December 31, 2011.

NOTE E-CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $.0001 par value per share.

During the period from inception (May 25, 2007) through December 31, 2011, the Company issued 1,000,000 shares to Allison Carroll.

On December 23, 2008, former, major shareholders Gail Davis and Barbara Deadwiley resigned as officers and as members of the Company’s board; all shares were cancelled and issued to Allison Carroll who now serves as the Company’s officer and board member.

The Company is authorized to issue 10,000,000 preferred shares at $.0001 par value per share.  During the period from inception (May 25, 2007) through December 31, 2011, the Company issued no preferred shares.

NOTE F-DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of December 31, 2011 and to date has had no significant operations. Recovery of the Company assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE G—RELATED PARTY NOTE PAYABLE AND NOTE PAYABLE

The Company has Notes Payable outstanding to related parties:

	2011	2010

Note Payable(Related Party), due upon demand, 8% per year	$44,104	$25,323

The Notes Payable is listed as follows:

Note Payable, due upon demand, 8% per year	$15,000	$15,000

Accrued interest not paid for the period from inception (May 25, 2007) through December 31, 2011 was $10,379.

As of December 31, 2011 and 2010 the Company owed accrued interest to a related party of $5,030 and $2,274, respectively.

PRETORIA RESOURCES TWO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. For Federal and New York income tax purposes, the Company has net operating loss carry forwards that expire through 2029. The net operating loss as of December 31, 2011, is approximately $69,427 and $45,546 as of December 31, 2010. No tax benefit has been reported in the financial statements because after evaluating our own potential tax uncertainties, the Company has determined that there are no material uncertain tax positions that have a greater than 50% likelihood of reversal if the Company were to be audited. The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	December 31, 2011	December 31, 2010
Deferred tax asset:
NOL Carry forward	$23,605	15,826
Valuation allowances	(23,605)	(15,826)
Deferred Tax Asset	$0	0

NOTE I —SUBSEQUENT EVENT

The Company evaluated and noted no subsequent events through the date the financial statements were issued.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

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

Management assessed the effectiveness of our ICFR as of the end of the period covered by this report using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this evaluation, management concluded that, as of December 31, 2011, the Company’s ICFR was not effective at the reasonable assurance level because we identified the following material weaknesses:

1.	We did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, our director is not independent nor does she qualify as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.
2.	We did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.
3.	There existed a lack of segregation of duties in regard to the Company’s financial reporting, procedures for depositing of funds, procedures for cash disbursements, procedures for checkbook entries, period close procedures, and procedures for financial statement preparation.

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

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The table sets forth information as of the date of this report with respect to our management:

Name	Age	Title
Allison Carroll	47	President and Director

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

Section 16 Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Securities and Exchange Commissioner and to provide us with copies of those filings. Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended December 31, 2011, we believe that our sole director, officer and stockholder is in compliance with the requirements of Section 16(a).

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

Item 11. Executive Compensation.

The Company has not paid any compensation to any person since inception and will not pay any compensation until it affects a Business Combination, at which time compensation shall be in the discretion of incoming management.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions.

During the twelve months ended December 31, 2011, the Company borrowed an aggregate of $18,781 from Allison Carroll, our sole officer, director and stockholder and has borrowed an aggregate of $59,104 from its current and former affiliates since inception. Each of the loans is evidenced by a promissory note that is payable on demand with interest calculated at the rate of 8% per year. The proceeds from the loans were utilized by the Company to cover the costs and expenses incurred the preparation and filing of reports under the Exchange Act and in connection with the identification and due diligence process with respect to a Business Combination.

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

Item 14. Principal Accounting Fees and Services.

AUDIT FEES. The aggregate fees billed for professional services rendered by M&K, CPAS, PLLC for the audit of the Company's annual financial statements for the fiscal years ending December 31, 2011 and 2010 were $2,750 and $3,000, respectively. The aggregate fees billed for professional fees rendered in connection with the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for the fiscal years ending December 31, 2011 and December 31, 2010 were $3,150 and $2,350, respectively.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2012.

PRETORIA RESOURCES TWO, INC.

By:	/s/ Allison Carroll
Allison Carroll

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2012.

Signature	Title
/s/ Allison Carroll Allison Carroll	President, Principal Executive Officer, Principal Accounting Officer, Principle Financial Officer and Director

