Form 10-Q
period 2012-03-31
Pretoria Resources Two, Inc
filed 2012-05-15
CIK 1412068

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number: 000-52901

PRETORIA RESOURCES TWO, INC.

(Name of Small Business Issuer in its charter)

Nevada (State or other jurisdiction of Identification No.)	16-0383696 (I.R.S. Employer incorporation or organization)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At May 14, 2012 there were 1,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Pretoria Resources Two, Inc.

(A Development Stage Company)

Balance Sheets

	As of
	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)

CURRENT ASSETS
Cash	$120	$156
TOTAL CURRENT ASSETS	120	156
TOTAL ASSETS	120	156

CURRENT LIABILITIES
Related Party Note Payable	49,621	44,104
Note Payable	15,000	15,000
Accrued Interest - Related Party	5,961	5,030
Accrued Interest	5,649	5,349
TOTAL CURRENT LIABILITIES	76,231	69,483
TOTAL LIABILITIES	76,231	69,483

STOCKHOLDER'S DEFICIT

Preferred stock ($0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2012 and December 31, 2011)	-	-
Common stock ($0.0001 par value; 100,000,000 shares authorized: 1,000,000 issued and outstanding at March 31, 2012 and December 31, 2011)	100	100
Accumulated Deficit During Development Stage	(76,211)	(69,427)
TOTAL STOCKHOLDER'S DEFICIT	(76,111)	(69,327)
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$120	$156

The accompanying notes are an integral part of these financial statements.

Pretoria Resources Two, Inc.

(A Development Stage Company)

Statement of Operations

			For the Period
	For the three months		From Inception
	ended March 31,		(May 25, 2007) to
	2012	2011	March 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES:
Income	$-	$-	$-
Total Revenue	$-	$-	$-

EXPENSES:
Selling, General and Administrative	36	36	6,211
Professional Fees	5,517	8,733	58,390
Total Expense	5,553	8,769	64,601
Loss from operations	(5,553)	(8,769)	(64,601)
OTHER INCOME/(EXPENSE):
Interest Expense	(1,231)	(816)	(11,610)

NET LOSS	(6,784)	(9,585)	(76,211)
Basic and fully diluted net loss per common share:	(0.01)	(0.01)	(0.08)

Weighted average common shares outstanding	1,000,000	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements.

Pretoria Resources Two, Inc.

(A Development Stage Company)

Statement of Stockholder’s Deficit (Unaudited)

					Additional	Deficit Accumulated
	Common Stock		Preferred Stock		Paid-in	During Development	Total
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Balances, December 31, 2007	1,000,000	$100	-	$-	$-	$(9,895)	$(9,795)

Net loss	-	-	-	-	-	(11,474)	(11,474)

Capital Contributions	-	-	-	-	-	-	-

Issuance of common shares	-	-	-	-	-	-	-

Balances, December 31, 2008	1,000,000	$100	-	$-	$-	$(21,369)	$(21,269)

Net loss	-	-	-	$-	$-	$(9,772)	$(9,772)

Balances, December 31, 2009	1,000,000	$100	-	$-	$-	$(31,141)	$(31,041)

Net loss	-	-	-	$-	$-	$(15,405)	$(15,405)

Balances, December 31, 2010	1,000,000	$100	-	$-	$-	$(46,546)	$(46,446)

Net loss	-	-	-	-	-	$(22,881)	$(22,881)

Balances, December 31, 2011	1,000,000	$100	-	$-	$-	$(69,427)	$(69,327)

Net loss	-	-	-	-	-	$(6,784)	$(6,784)

Balances, March 31, 2012	1,000,000	$100	-	$-	$-	$(76,211)	$(76,111)

The accompanying notes are an integral part of these financial statements.

Pretoria Resources Two, Inc.

(A Development Stage Company)

Statement of Cash Flows (Unaudited)

			Cumulative Totals
			Since Inception
	For the three months ended		May 25, 2007 to
	March 31,		March 31, 2012
	2012	2011	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,784)	$(9,585)	$(76,211)
Adjustments to reconcile net (loss)
to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
Increase (decrease) in Accounts Payable		3,683
Increase (decrease) in Accrued Expenses - Related Party	931	524	5,961
Increase (decrease) in Accrued Expenses	300	292	5,649
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(5,553)	(5,086)	(64,601)

CASH FLOWS FROM FINANCING ACTIVITIES:
Note Payable to Related Party	5,517	5,050	49,621
Note Payable	-	-	15,000
Capital Stock Purchase	-	-	100
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	5,517	5,050	64,721

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(36)	(36)	120

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	156	300	-

END OF THE PERIOD	$120	$264	$120

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-	$-
Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

PRETORIA RESOURCES TWO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
AS OF MARCH 31, 2012

NOTE A—BUSINESS ACTIVITY

Pretoria Resources Two, Inc. (the “Company”) was organized under the laws of the State of Nevada on September 27, 2007 and is the successor in interest to Pretoria Resources, Inc., which was a corporation organized under the laws of the State of Delaware on May 25, 2007 as a corporation.  The Company’s objective is to acquire or merge with a target business or company in a business combination.

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $76,211 used cash from operations of $64,601 since its inception, and has a negative working capital of $76,111 at March 31, 2012.

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

Presentation of Interim Information

The financial information at March 31, 2012 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for interim financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual Report on Form 10-K for the year ended December 31, 2011.

The results for the quarter ended March 31, 2012 may not be indicative of results for any future periods.

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
AS OF MARCH 31, 2012

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of March 31, 2012.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of March 31, 2012, the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets.  Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended March 31, 2012.

PRETORIA RESOURCES TWO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
AS OF MARCH 31, 2012

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at March 31, 2012.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2012, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period ended March 31, 2012.

PRETORIA RESOURCES TWO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
AS OF MARCH 31, 2012

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

PRETORIA RESOURCES TWO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
AS OF MARCH 31, 2012

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

Recent Accounting Pronouncements (cont’d)

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
AS OF MARCH 31, 2012

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

In April 2010, the FASB issued Accounting Standard Update No. 2010-13 “Stock Compensation” (Topic 718). ASU No.2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted.

In April 2010, the FASB issued Accounting Standards Update No.2010-14, “Accounting for Extractive Activities – Oil & Gas” (Topic 932). ASU No. 2010-14 amends FASB accounting Standard paragraph 932-10-S99-1 due to SEC release no. 33-8995 [FR 78], Modernization of Oil and Gas Reporting and provides update as to amendments to SEC Regulation S-X, Rule 4-10.

In April 2010, the FASB issued Accounting Standard Update No. 2010-15. “Financial Services-Insurance” (Topic 944) ASU No.2010-15 gives direction on how investments through separate accounts affect an insurer’s consolidation analysis of those investments. Under the ASU: an insurance entity should not consider any separate account interests held for the benefit of policy holders in an investment to be the insurer’s interests and should not combine those interests with its general account interest in the same investment when assessing the investment for consolidation, unless the separate account interests are held for the benefit of a related party policy holder as defined in the Variable Interest Entities Subsections of Subtopic 810-10 and those Subsections require the consideration of related parties. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. Early adoption is permitted. The amendments in this Update should be applied retrospectively to all prior periods upon the date of adoption.

PRETORIA RESOURCES TWO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
AS OF MARCH 31, 2012

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

PRETORIA RESOURCES TWO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
AS OF MARCH 31, 2012

NOTE D-SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the period ended March 31, 2012 and 2011 is summarized as follows:

Cash paid during the period ended March 31, 2012 and 2011 for interest and income taxes:

	2012	2011
Interest	$-	$-
Taxes	$-	$-

NOTE E-SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of March 31, 2012.

NOTE F-CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $.0001 par value per share.

During the period from inception (May 25, 2007) through March 31, 2012, the Company issued 1,000,000 shares to Allison Carroll.

On December 23, 2008, former, major shareholders Gail Davis and Barbara Deadwiley resigned as officers and as members of the Company’s board; all shares were cancelled and issued to Allison Carroll who now serves as the Company’s officer and board member.

The Company is authorized to issue 10,000,000 preferred shares at $.0001 par value per share.  During the period from inception (May 25, 2007) through March 31, 2012, the Company issued no preferred shares.

NOTE G-DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of March 31, 2012 and to date has had no significant operations. Recovery of the Company assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE H—RELATED PARTY NOTE PAYABLE AND NOTE PAYABLE

The Company has Notes Payable outstanding to related parties:

Note Payable, due upon demand, 8% per year	$49,621	(Related Party)

The Notes Payable is listed as follows:

Note Payable, due upon demand, 8% per year	$15,000

Accrued interest on Note Payable to Related Party not paid for the period from inception (May 25, 2007) through March 31, 2012 was $5,961. Accrued interest on Note Payable not paid for the period from inception (May 25, 2007) through March 31, 2012 was $5,649.

PRETORIA RESOURCES TWO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
AS OF MARCH 31, 2012

NOTE I—SUBSEQUENT EVENT

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

Based on our business activities, the Company is a “shell company” as defined under the Exchange Act because we have no operations and nominal assets consisting solely of cash and/or cash equivalents. Because we are a “shell” company, the Business Combination we enter into with a Target will be deemed to be a “reverse acquisition” or “reverse merger.” We are also a “blank check” company as defined under the Exchange Act because we are a development stage company that is issuing a “penny stock” (as defined under the Exchange Act) and have no specific business plan or purpose other than to merge with an unidentified company or companies. Many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies in their respective jurisdictions.

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

We expect that in connection with any Business Combination, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction and likely, a significantly higher percentage) in order to ensure that the Business Combination qualifies as a “tax free” transaction under federal tax laws. The issuance of additional shares of our capital stock will significantly reduce the equity interest of our stockholders prior to the transaction and cause a change in control in our Company and likely result in the resignation or removal of our officer and director as of the date of the transaction.

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

Liquidity and Capital Resources

At March 31, 2012, we had total assets of $120, consisting exclusively of cash. This compares with total assets of $156 at December 31, 2011 our fiscal year end. At March 31, 2012, the Company had current liabilities of $76,231 compared with current liabilities of $69,483 at December 31, 2011, in each case, comprised exclusively of amounts owed to stockholders.

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

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	For the Cumulative Period from May 25, 2007 (Inception) to March 31, 2012
Net Cash Used In Operating Activities	$(5,553)	$(5,086)	$(64,601)
Net Cash Provided by Financing Activities	$5,517	$5,050	$64,721
Net Increase (Decrease) in Cash and Cash Equivalents	$(36)	$(36)	$120

We do not expect to engage in any substantive activities unless and until such time as we enter into a Business Combination with a Target, if ever. We cannot provide investors with any assurance that we will have sufficient capital resources to fund our operations and realize our business objectives.

Results of Operations

Since our inception, we have not engaged in any substantive operations, other than seeking to identify a Target, nor have we generated any revenues. We reported a net loss for the three months ended March 31, 2012 of $6,784, compared to a net loss of $9,585 for the comparable 2011 period, and have suffered a net loss since inception of $76,211. At March 31, 2012, we had a working capital deficit of $76,111 compared to a working capital deficit of $68,327 at December 31, 2011. Since our inception, our operating expenses have principally comprised professional fees and expenses incurred in connection with the filing of reports under the Exchange Act, as well as interest accrued on loans from one of our stockholders.

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

Going Concern

Our negative working capital, continuing operating losses, failure to generate revenues and lack of operating capital create substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to obtain capital from our affiliates to fund our operations, generate cash from the sale of its securities and attain future profitable operations. Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2012, the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15. As a result of our continuing efforts to remediate the material weaknesses in our internal control over financial reporting that existed as of December 31, 2010 and which remained extant as of the close of the period covered by this Report, our PEO concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2012.

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

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There are presently no material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Reserved)

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description
31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS1	XBRL Instance Document

101.SCH1	XBRL Taxonomy Extension Schema Document

101.CAL1	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB1	XBRL Taxonomy Extension Label Linkbase Document

101.PRE1	XBRL Taxonomy Extension Presentation Linkbase Document

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

PRETORIA RESOURCES TWO, INC.
Date: May 14, 2012	By:	/s/ Allison Carroll
	Name	Allison Carroll
	Title:	President, Principal Executive Officer and Principal Financial Officer

