Form 10-Q
period 2012-09-30
Pretoria Resources Two, Inc
filed 2012-11-14
CIK 1412068

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At November 14, 2012 there were 1,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Pretoria Resources Two, Inc.
(A Development Stage Company)
Balance sheets

	As of
	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$48	$156
TOTAL CURRENT ASSETS	48	156
TOTAL ASSETS	48	156
LIABILITIES AND STOCKHOLDER'S DEFICIT
CURRENT LIABILITIES
Accounts Payable	1,184	-
Related Party Note Payable	57,002	44,104
Note Payable	15,000	15,000
Accrued Interest - Related Party	8,149	5,030
Accrued Interest	6,247	5,349
TOTAL CURRENT LIABILITIES	87,582	69,483
TOTAL LIABILITIES	87,582	69,483
STOCKHOLDER'S DEFICIT

Preferred stock ($0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2012 and December 31, 2011)	-	-
Common stock ($0.0001 par value; 100,000,000 shares authorized: 1,000,000 issued and outstanding at September 30, 2012 and December 31, 2011)	100	100
Accumulated Deficit During Development Stage	(87,634)	(69,427)
TOTAL STOCKHOLDER'S DEFICIT	(87,534)	(69,327)
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$48	$156

Pretoria Resources Two, Inc.
(A Development Stage Company)
 Statement of Operations

					For the Period
					From Inception
	For the nine months ended September 30,		For the three months ended September 30,		(May 25, 2007) to September 30,
	2012	2011	2012	2011	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES:
Income	$-	$-	$-	$-	$-
Total Revenue	$-	$-	$-	$-	$-

EXPENSES:
Selling, General and Administrative	483	613	411	541	6,658
Professional Fees	13,707	13,436	2,031	2,301	66,580
Total Expense	14,190	14,049	2,442	2,842	73,238
Loss from operations	(14,190)	(14,049)	(2,442)	(2,842)	(73,238)
OTHER INCOME/(EXPENSE):
Interest Expense	(4,017)	(2,837)	(1,419)	(1,057)	(14,396)

NET LOSS	(18,207)	(16,886)	(3,861)	(3,899)	(87,634)
Basic and fully diluted net loss per common share:	(0.02)	(0.02)	(0.00)	(0.00)

Weighted average common shares outstanding	1,000,000	1,000,000	1,000,000	1,000,000

Pretoria Resources Two, Inc.
(A Development Stage Company)
Statement of Stockholder's Deficit (Unaudited)

						Deficit Accumulated
	Common Stock		Preferred Stock		Additional Paid-in	During Development	Total
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Balances, December 31, 2007	1,000,000	$100	-	$-	$-	$(9,895)	$(9,795)

Net loss	-	-	-	-	-	(11,474)	(11,474)

Capital Contributions	-	-	-	-	-	-	-

Issuance of common shares	-	-	-	-	-	-	-

Balances, December 31, 2008	1,000,000	$100	-	$-	$-	$(21,369)	$(21,269)

Net loss	-	-	-	$-	$-	$(9,772)	$(9,772)

Balances, December 31, 2009	1,000,000	$100	-	$-	$-	$(31,141)	$(31,041)

Net loss	-	-	-	$-	$-	$(15,405)	$(15,405)

Balances, December 31, 2010	1,000,000	$100	-	$-	$-	$(46,546)	$(46,446)

Net loss	-	-	-	-	-	$(22,881)	$(22,881)

Balances, December 31, 2011	1,000,000	$100	-	$-	$-	$(69,427)	$(69,327)

Net loss	-	-	-	-	-	$(18,207)	$(18,207)

Balances, September 30, 2012	1,000,000	$100	-	$-	$-	$(87,634)	$(87,534)

Pretoria Resources Two, Inc.
 (A Development Stage Company)
 Statement of Cash Flows (Unaudited)

			Cumulative Totals
			Since Inception
	For the nine months ended		May 25, 2007 to September 30,
	September 30,		2012
	2012	2011	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,207)	$(16,886)	$(87,634)
Adjustments to reconcile net (loss)
to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
Increase (decrease) in Accounts Payable	1,184	-	1,184
Increase (decrease) in Accrued Expenses - Related Party	3,119	1,942	8,149
Increase (decrease) in Accrued Expenses	898	895	6,247
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(13,006)	(14,049)	(72,054)
CASH FLOWS FROM FINANCING ACTIVITIES:
Note Payable to Related Party	12,898	13,941	57,002
Note Payable	-	-	15,000
Capital Stock Purchase	-	-	100
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	12,898	13,941	72,102

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(108)	(108)	48

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	156	300	-

END OF THE PERIOD	$48	$192	$48

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-	$-
Taxes	$-	$-	$-

PRETORIA RESOURCES TWO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
AS OF SEPTEMBER 30, 2012

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

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $87,634 used cash from operations of $71,054 since its inception, and has a negative working capital of $87,534 at September 30, 2012.

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

Presentation of Interim Information

The financial information at September 30, 2012 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for interim financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual Report on Form 10-K for the year ended December 31, 2011.

The results for the quarter ended September 30, 2012 may not be indicative of results for any future periods.

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
AS OF SEPTEMBER 30, 2012

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of September 30, 2012.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of September 30, 2012, the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets.  Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended September 30, 2012.

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
AS OF SEPTEMBER 30, 2012

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at September 30, 2012.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2012, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period ended September 30, 2012.

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

PRETORIA RESOURCES TWO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
AS OF SEPTEMBER 30, 2012

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

Recent Accounting Pronouncements – Cont’d

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
AS OF SEPTEMBER 30, 2012

NOTE D-SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the period ended September 30, 2012 and 2011 is summarized as follows:

Cash paid during the period ended September 30, 2012 and 2011 for interest and income taxes:

	2012	2011
Interest	$-	$-
Taxes	$-	$-

NOTE E-SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of September 30, 2012.

NOTE F-CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $.0001 par value per share.

During the period from inception (May 25, 2007) through September 30, 2012, the Company issued 1,000,000 shares to Allison Carroll.

On December 23, 2008, former, major shareholders Gail Davis and Barbara Deadwiley resigned as officers and as members of the Company’s board; all shares were cancelled and issued to Allison Carroll who now serves as the Company’s officer and board member.

The Company is authorized to issue 10,000,000 preferred shares at $.0001 par value per share.  During the period from inception (May 25, 2007) through September 30, 2012, the Company issued no preferred shares.

NOTE G-DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of September 30, 2012 and to date has had no significant operations. Recovery of the Company assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

PRETORIA RESOURCES TWO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
AS OF SEPTEMBER 30, 2012

NOTE H—RELATED PARTY NOTE PAYABLE AND NOTE PAYABLE

The Company has Notes Payable outstanding to related parties:

Note Payable, due upon demand, 8% per year	$57,002	(Related Party)

The Notes Payable is listed as follows:

Note Payable, due upon demand, 8% per year	$15,000

Accrued interest on Note Payable to Related Party not paid for the period from inception (May 25, 2007) through September 30, 2012 was $8,149.  Accrued interest on Note Payable not paid for the period from inception (May 25, 2007) through September 30, 2012 was $6,247.

NOTE I—SUBSEQUENT EVENT

The company evaluated and noted no subsequent events through the date the financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Statements, other than historical facts, contained in this Quarterly Report on Form 10-Q, including statements of potential acquisitions and our strategies, plans and objectives, are "forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Although we believe that our forward looking statements are based on reasonable assumptions, we caution that such statements are subject to a wide range of risks, trends and uncertainties that could cause actual results to differ materially from those projected.  Among those risks, trends and uncertainties are important factors that could cause actual results to differ materially from the forward looking statements, including, but not limited to; the time management devotes to identifying a target business; management’s ability to consummate a business combination; the financial condition of the target company with which we may enter a business combination; the effect of existing and future laws; governmental regulations; the political and economic climate of the United States; and conditions in the capital markets.  We undertake no duty to update or revise these forward-looking statements.

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

Liquidity and Capital Resources

At September 30, 2012, we had total assets of $48, consisting exclusively of cash.  This compares with total assets of $156 at December 31, 2011 our fiscal year end.  At September 30, 2012, the Company had current liabilities of $87,582 compared with current liabilities of $69,483 at December 31, 2011, in each case, comprised exclusively of amounts owed to our current stockholder and a former stockholder.

Our existing cash reserves will not be sufficient to cover our operating costs and expenses over the next twelve months.

To date, we have funded our operations through loans from our stockholders.  Our stockholder has advised management orally that she presently expects to fund additional costs and expenses we may incur through loans or further investment in the Company, as and when necessary.  However, our stockholder is under no obligation to provide such funding.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	For the Cumulative Period from May 25, 2007 (Inception) to September 30, 2012
Net Cash (Used In) Operating Activities	$(13,006)	$(14,049)	$(72,054)
Net Cash Provided by Financing Activities	$12,898	$13,941	$72,102
Net Increase (Decrease) in Cash and Cash Equivalents	$(108)	$(108)	$48

We do not expect to engage in any substantive activities unless and until such time as we enter into a Business Combination with a Target, if ever.  We cannot provide investors with any assurance that we will have sufficient capital resources to fund our operations and realize our business objectives.

Results of Operations

Since our inception, we have not engaged in any substantive operations, other than seeking to identify a Target, nor have we generated any revenues.  We reported a net loss for the three and nine months ended September 30, 2012 of $3,861 and $18,207, respectively, compared to a net loss of $3,899 and $16,886, for the comparable 2011 periods, and have suffered a net loss since inception of $87,634.  At September 30, 2012, we had a working capital deficit of $87,534 compared to a working capital deficit of $69,327 at December 31, 2011.  Since our inception, our operating expenses have principally comprised professional fees and expenses incurred in connection with the filing of reports under the Exchange Act, as well as interest accrued on loans from one of our stockholders.

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

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2012, the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15.  As a result of our continuing efforts to remediate the material weaknesses in our internal control over financial reporting that existed as of December 31, 2011 and which remained extant as of the close of the period covered by this Report, our PEO concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2012.

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

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
2
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

PRETORIA RESOURCES TWO, INC.

Date: November 14, 2012	By:	/s/ Allison Carroll
	Name:	Allison Carroll
	Title:	President, Principal Executive Officer and Principal Financial Officer