Form 10-Q
period 2013-03-31
Pretoria Resources Two, Inc
filed 2013-05-14
CIK 1412068

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At May 14, 2013 there were 1,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Pretoria Resources Two, Inc.
(A Development Stage Company)
Balance sheets

	As of
	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$76	$12
TOTAL CURRENT ASSETS	76	12
TOTAL ASSETS	76	12
LIABILITIES AND STOCKHOLDER'S DEFICIT
CURRENT LIABILITIES
Accounts Payable	2,995	1,876
Related Party Note Payable	66,095	61,220
Note Payable	15,000	15,000
Accrued Interest - Related Party	10,616	9,364
Accrued Interest	6,850	6,550
TOTAL CURRENT LIABILITIES	101,556	94,010
TOTAL LIABILITIES	101,556	94,010
STOCKHOLDER'S DEFICIT

Preferred stock ($0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2013 and December 31, 2012)	-	-
Common stock ($0.0001 par value; 100,000,000 shares authorized: 1,000,000 issued and outstanding at March 31, 2013 and December 31, 2012)	100	100
Accumulated Deficit During Development Stage	(101,580)	(94,098)
TOTAL STOCKHOLDER'S DEFICIT	(101,480)	(93,998)
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$76	$12

Pretoria Resources Two, Inc.
(A Development Stage Company)
Statement of Operations

	For the three months ended March 31,		For the Period From Inception (May 25, 2007) to March 31,
	2013	2012	2013
	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES:
Income	$-	$-	$-
Total Revenue	$-	$-	$-

EXPENSES:
Selling, General and Administrative	36	36	6,730
Professional Fees	5,895	5,517	77,385
Total Expense	5,931	5,553	84,115
Loss from operations	(5,931)	(5,553)	(84,115)
OTHER INCOME/(EXPENSE):
Interest Expense	(1,551)	(1,231)	(17,465)

NET LOSS	(7,482)	(6,784)	(101,580)
Basic and fully diluted net loss per common share:	(0.01)	(0.01)

Weighted average common shares outstanding	1,000,000	1,000,000

Pretoria Resources Two, Inc.
(A Development Stage Company)
Statement of Stockholder's Deficit (Unaudited)

	Common Stock		Preferred Stock		Additional Paid-in	Deficit Accumulated During Development	Total
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Balances, December 31, 2007	1,000,000	$100	-	$-	$-	$(9,895)	$(9,795)

Net loss	-	-	-	-	-	(11,474)	(11,474)

Capital Contributions	-	-	-	-	-	-	-

Issuance of common shares	-	-	-	-	-	-	-

Balances, December 31, 2008	1,000,000	$100	-	$-	$-	$(21,369)	$(21,269)

Net loss	-	-	-	$-	$-	$(9,772)	$(9,772)

Balances, December 31, 2009	1,000,000	$100	-	$-	$-	$(31,141)	$(31,041)

Net loss	-	-	-	$-	$-	$(15,405)	$(15,405)

Balances, December 31, 2010	1,000,000	$100	-	$-	$-	$(46,546)	$(46,446)

Net loss	-	-	-	-	-	$(22,881)	$(22,881)

Balances, December 31, 2011	1,000,000	$100	-	$-	$-	$(69,427)	$(69,327)

Net loss	-	-	-	-	-	$(24,671)	$(24,671)

Balances, December 31, 2012	1,000,000	$100	-	$-	$-	$(94,098)	$(93,998)

Net loss	-	-	-	-	-	(7,482)	(7,482)

Balances, March 31, 2013	1,000,000	$100	-	$-	$-	$(101,580)	$(101,480)

Pretoria Resources Two, Inc.
(A Development Stage Company)
Statement of Cash Flows (Unaudited)

	For the three months ended March 31,		Cumulative Totals Since Inception May 25, 2007 to March 31,
	2013	2012	2013
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,482)	$(6,784)	$(101,580)
Adjustments to reconcile net (loss)
to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
Increase (decrease) in Accounts Payable	1,119	-	2,996
Increase (decrease) in Accrued Expenses - Related Party	1,252	931	10,616
Increase (decrease) in Accrued Expenses	300	300	6,850
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(4,812)	(5,553)	(81,119)
CASH FLOWS FROM FINANCING ACTIVITIES:
Note Payable to Related Party	4,875	5,517	66,095
Note Payable	-	-	15,000
Capital Stock Purchase	-	-	100
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,875	5,517	81,195

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	64	(36)	76

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	12	156	-

END OF THE PERIOD	$76	$120	$76

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-	$-
Taxes	$-	$-	$-

PRETORIA RESOURCES TWO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2013

NOTE A – BUSINESS ACTIVITY

Pretoria Resources Two, Inc. (the "Company”) was organized under the laws of the State of Nevada on September 27, 2007 and is the successor in interest to Pretoria Resources, Inc., which was a corporation organized under the laws of the State of Delaware on May 25, 2007 as a corporation.  The Company’s objective is to acquire or merge with a target business or company in a business combination.

NOTE B – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $101,580 used cash from operations of $81,119 since its inception, and has a negative working capital of $100,480 at March 31, 2013.

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

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of March 31, 2013.

PRETORIA RESOURCES TWO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2013

 NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of March 31, 2013, the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets.  Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended March 31, 2013.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at March 31, 2013.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2013, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period ended March 31, 2013.

PRETORIA RESOURCES TWO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2013

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

NOTE D – SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of March 31, 2013.

PRETORIA RESOURCES TWO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2013

NOTE E – CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $.0001 par value per share.

During the period from inception (May 25, 2007) through March 31, 2013, the Company issued 1,000,000 shares to Allison Carroll.

On December 23, 2008, former, major shareholders Gail Davis and Barbara Deadwiley resigned as officers and as members of the Company’s board; all shares were cancelled and issued to Allison Carroll who now serves as the Company’s officer and board member.

The Company is authorized to issue 10,000,000 preferred shares at $.0001 par value per share.  During the period from inception (May 25, 2007) through March 31, 2013, the Company issued no preferred shares.

NOTE F – DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of March 31, 2013 and to date has had no significant operations. Recovery of the Company assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE G – RELATED PARTY NOTE PAYABLE AND NOTE PAYABLE

The Company has Notes Payable outstanding to related parties:

	March 31,	December 31,
	2013	2012
Note Payable, due upon demand, 8% per year	$66,095	61,220

The Notes Payable is listed as follows:

	March 31,	December 31,
	2013	2012
Note Payable, due upon demand, 8% per year	$15,000	15,000

Accrued interest on Note Payable to Related Party not paid for the period from inception (May 25, 2007) through March 31, 2013 was $10,616.  Accrued interest on Note Payable not paid for the period from inception (May 25, 2007) through March 31, 2013 was $6,850.

NOTE H – INCOME TAX

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

PRETORIA RESOURCES TWO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2013

NOTE H – INCOME TAX – CONT’D

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. For Federal and New York income tax purposes, the Company has net operating loss carry forwards that expire through 2029. The net operating loss as of March 31, 2013, is approximately $101,580 and $94,098 as of December 31, 2012. No tax benefit has been reported in the financial statements because after evaluating our own potential tax uncertainties, the Company has determined that there are no material uncertain tax positions that have a greater than 50% likelihood of reversal if the Company were to be audited. The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	March 31, 2013	December 31, 2012
Deferred tax asset:
NOL Carry forward	$34,537	31,993
Valuation allowances	(34,537)	(31,993)
Deferred Tax Asset	$0	0

NOTE I – SUBSEQUENT EVENT

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

Overview

Pretoria Resources Two, Inc. (“we”, “us” or the “Company”) was incorporated in the State of Nevada on September 27, 2007 and is the successor in interest to Pretoria Resources, Inc., a Delaware corporation, upon the merger of the companies effective October 1, 2007.  We are a developmental stage company and have not generated any revenues to date.  We were organized to serve as a vehicle for a business combination through a capital stock exchange, merger, reverse acquisition, asset acquisition or other similar business combination (a “Business Combination”) with an operating or development stage business (the “Target”) which desires to utilize our status as a reporting company under the Exchange Act.

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

Our management has broad discretion with respect to identifying and selecting a prospective Target.  We have not established any specific attributes or criteria (financial or otherwise) for a prospective Target and may enter into a Business Combination with a development stage company, a distressed company or a foreign company engaged in any industry.  Our sole officer and director has never served as an officer or director of a development stage public company that has consummated a Business Combination such as that contemplated by our Company.  Accordingly, she may not successfully identify a Target or conclude a Business Combination.  In addition, our management engages in other business activities and is not obligated to devote any specific number of hours to our matters.  Management intends to devote only as much time as it deems necessary to our affairs.

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

During the next twelve months we anticipate incurring costs related to filing periodic reports under the Exchange Act, investigating and analyzing Targets and, possibly, consummating a Business Combination.  Our current assets will not be sufficient for these purposes; however, we believe we will be able to meet these costs from cash which may be loaned to or invested in us by our stockholder, management or new investors.  It is unlikely that we will be able to secure third party funding for our operations and we cannot be certain that the Company will be able to secure additional funding as needed.  Our ability to continue as a going concern is dependent upon our ability to generate cash from the sale of our common stock and/or obtain debt financing and attain future profitable operations by acquiring or merging with a profitable company.

Liquidity and Capital Resources

At March 31, 2013, we had total assets of $76, consisting exclusively of cash.  This compares with total assets of $12 at December 31, 2012 our fiscal year end.  At March 31, 2013, the Company had current liabilities of $101,556 compared with current liabilities of $94,010 at December 31, 2012, in each case, comprised exclusively of amounts owed to our current stockholder and a former stockholder.

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

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	For the Cumulative Period from May 25, 2007 (Inception) to March 31, 2013
Net Cash Provided By (Used In) Operating Activities	$(4,812)	$(5,553)	$(81,119)
Net Cash Provided By Financing Activities	$4,875	$5,517	$81,195
Net Increase (Decrease) in Cash and Cash Equivalents	$64	$(36)	$76

We do not expect to engage in any substantive activities unless and until such time as we enter into a Business Combination with a Target, if ever.  We cannot provide investors with any assurance that we will have sufficient capital resources to fund our operations and realize our business objectives.

Results of Operations

Since our inception, we have not engaged in any substantive operations, other than seeking to identify a Target, nor have we generated any revenues.  We reported a net loss for the three months ended March 31, 2013 of $7,482, compared to a net loss of $6,784 for the comparable 2012 period, and have suffered a net loss since inception of $101,580.  At March 31, 2013, we had a working capital deficit of $101,480 compared to a working capital deficit of $93,998 at December 31, 2012.  Since our inception, our operating expenses have principally comprised professional fees and expenses incurred in connection with the filing of reports under the Exchange Act, as well as interest accrued on loans from one of our stockholders.

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

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2013, the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15.  As a result of our continuing efforts to remediate the material weaknesses in our internal control over financial reporting that existed as of December 31, 2012 and which remained extant as of the close of the period covered by this Report, our PEO concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2013.

The weaknesses in our disclosure and procedures encompassed weaknesses in certain elements of our internal control over financial reporting (ICFR) that our subsumed within our disclosure controls and procedures.  A material weakness is defined in Section 210.1-02(4) of Regulation S-X as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  The specific weaknesses relate to elements of our ICFR that provide reasonable assurances that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and comprise the following:

•	We did not maintain effective controls over the control environment.
•	We did not maintain effective controls over financial statement disclosure.
•	We did not maintain effective controls over financial reporting.
•
There existed a lack of segregation of duties in regard to the Company’s financial reporting, procedures for depositing of funds, procedures for cash disbursements, procedures for checkbook entries, period close procedures, and procedures for financial statement preparation, because we have only one officer who is responsible for all such duties.

We believe that the weaknesses in our disclosure controls and procedures and ICFR are a direct consequence of our size, available resources and the nature of our business.  We are a “shell company,” as defined under the Securities Act, in that we have no operations and no revenues and only nominal assets.  Further, we have no full-time employees.  As a result, we are constrained by our lack of resources to take the types of corrective actions that would be necessary to remediate the material weaknesses, including, for example, engaging additional accounting personnel and adopting an audit committee charter and seating an audit committee with at least one independent member who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

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

PRETORIA RESOURCES TWO, INC.

Date: May 14, 2013	By:	/s/ Allison Carroll
	Name:	Allison Carroll
	Title:	President, Principal Executive Officer and Principal Financial Officer