Form 10-Q
period 2013-06-30
Pretoria Resources Two, Inc
filed 2013-08-14
CIK 1412068

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At August 14, 2013 there were 1,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Pretoria Resources Two, Inc.
(A Development Stage Company)
Balance sheets

	As of
	June 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$40	$12
TOTAL CURRENT ASSETS	40	12
TOTAL ASSETS	40	12

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
Accounts Payable	1,451	1,876
Related Party Note Payable	70,590	61,220
Note Payable	15,000	15,000
Accrued Interest - Related Party	11,962	9,364
Accrued Interest	7,150	6,550
TOTAL CURRENT LIABILITIES	106,153	94,010
TOTAL LIABILITIES	106,153	94,010

STOCKHOLDER'S DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2013 and December 31, 2012)	-	-
Common stock ($0.0001 par value; 100,000,000 shares authorized: 1,000,000 issued and outstanding at June 30, 2013 and December 31, 2012)	100	100
Accumulated Deficit During Development Stage	(106,213)	(94,098)
TOTAL STOCKHOLDER'S DEFICIT	(106,113)	(93,998)
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$40	$12

Pretoria Resources Two, Inc.
(A Development Stage Company)
Statement of Operations

	For the six months ended June 30,		For the three months ended June 30,		For the Period From Inception (May 25, 2007) to June 30,
	2013	2012	2013	2012	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES:
Income	$-	$-	$-		$-
Total Revenue	$-	$-	$-	$-	$-

EXPENSES:
Selling, General and Administrative	72	72	36	36	6,766
Professional Fees	8,846	11,676	2,951	6,159	80,336
Total Expense	8,918	11,748	2,987	6,195	87,102
Loss from operations	(8,918)	(11,748)	(2,987)	(6,195)	(87,102)

OTHER INCOME/(EXPENSE):
Interest Expense	(3,197)	(2,598)	(1,646)	(1,368)	(19,111)

NET LOSS	(12,115)	(14,346)	(4,633)	(7,563)	(106,213)
Basic and fully diluted net loss per common share:	(0.01)	(0.01)	(0.00)	(0.01)

Weighted average common shares outstanding	1,000,000	1,000,000	1,000,000	1,000,000

Pretoria Resources Two, Inc.
(A Development Stage Company)
Statement of Stockholder's Deficit (Unaudited)

	Common Stock		Preferred Stock		Additional Paid-in	Deficit Accumulated During Development	Total
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Balances, December 31, 2007	1,000,000	$100	-	$-	$-	$(9,895)	$(9,795)

Net loss	-	-	-	-	-	(11,474)	(11,474)

Capital Contributions	-	-	-	-	-	-	-

Issuance of common shares	-	-	-	-	-	-	-

Balances, December 31, 2008	1,000,000	$100	-	$-	$-	$(21,369)	$(21,269)

Net loss	-	-	-	$-	$-	$(9,772)	$(9,772)

Balances, December 31, 2009	1,000,000	$100	-	$-	$-	$(31,141)	$(31,041)

Net loss	-	-	-	$-	$-	$(15,405)	$(15,405)

Balances, December 31, 2010	1,000,000	$100	-	$-	$-	$(46,546)	$(46,446)

Net loss	-	-	-	-	-	$(22,881)	$(22,881)

Balances, December 31, 2011	1,000,000	$100	-	$-	$-	$(69,427)	$(69,327)

Net loss	-	-	-	-	-	$(24,671)	$(24,671)

Balances, December 31, 2012	1,000,000	$100	-	$-	$-	$(94,098)	$(93,998)

Net loss (unaudited)	-	-	-	-	-	(12,115)	(12,115)

Balances, June 30, 2013 (unaudited)	1,000,000	$100	-	$-	$-	$(106,213)	$(106,113)

Pretoria Resources Two, Inc.
(A Development Stage Company)
Statement of Cash Flows (Unaudited)

	For the six months ended June 30,		Cumulative Totals Since Inception May 25, 2007 to June 30,
	2013	2012	2013
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,115)	$(14,346)	$(106,213)
Adjustments to reconcile net (loss)
to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
Increase (decrease) in Accounts Payable	(425)	1,159.00	1,451
Increase (decrease) in Accrued Expenses - Related Party	2,598	1,999	11,962
Increase (decrease) in Accrued Expenses	600	599	7,150
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(9,342)	(10,589)	(85,650)
CASH FLOWS FROM FINANCING ACTIVITIES:
Note Payable to Related Party	9,370	10,517	70,590
Note Payable	-	-	15,000
Capital Stock Purchase	-	-	100
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	9,370	10,517	85,690

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	28	(72)	40

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	12	156	-

END OF THE PERIOD	$40	$84	$40

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-	$-
Taxes	$-	$-	$-

PRETORIA RESOURCES TWO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2013

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

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $106,213 used cash from operations of $85,650 since its inception, and has a negative working capital of $106,113 at June 30, 2013.

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
AS OF JUNE 30, 2013

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2013.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of June 30, 2013, the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended June 30, 2013.

PRETORIA RESOURCES TWO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2013

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at June 30, 2013.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2013, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period ended June 30, 2013.

PRETORIA RESOURCES TWO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2013

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

-
Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 has not had a material impact on our financial position or results of operations.

PRETORIA RESOURCES TWO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2013

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

Recently Issued Accounting Pronouncements – Cont’d

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income” in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 has not had a material impact on our financial position or results of operations.

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

NOTE D—SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of June 30, 2013.

NOTE E—CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $.0001 par value per share.

During the period from inception (May 25, 2007) through June 30, 2013, the Company issued 1,000,000 shares to Allison Carroll.

On December 23, 2008, former, major shareholders Gail Davis and Barbara Deadwiley resigned as officers and as members of the Company’s board; all shares were cancelled and issued to Allison Carroll who now serves as the Company’s officer and board member.

The Company is authorized to issue 10,000,000 preferred shares at $.0001 par value per share. During the period from inception (May 25, 2007) through June 30, 2013, the Company issued no preferred shares.

NOTE F—DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of June 30, 2013 and to date has had no significant operations. Recovery of the Company assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

PRETORIA RESOURCES TWO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2013

NOTE G—RELATED PARTY NOTE PAYABLE AND NOTE PAYABLE

The Company has Notes Payable outstanding to related parties:

	June 30,	December 31,
	2013	2012
Note Payable, due upon demand, 8% per year	$70,590	61,220

The Notes Payable is listed as follows:

	June 30,	December 31,
	2013	2012
Note Payable, due upon demand, 8% per year	$15,000	15,000

Accrued interest on Note Payable to Related Party not paid for the period from inception (May 25, 2007) through June 30, 2013 was $11,962. Accrued interest on Note Payable not paid for the period from inception (May 25, 2007) through June 30, 2013 was $7,150.

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. For Federal and New York income tax purposes, the Company has net operating loss carry forwards that expire through 2029. The net operating loss as of June 30, 2013, is approximately $106,213 and $94,098 as of December 31, 2012. No tax benefit has been reported in the financial statements because after evaluating our own potential tax uncertainties, the Company has determined that there are no material uncertain tax positions that have a greater than 50% likelihood of reversal if the Company were to be audited. The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	June 30, 2013	December 31, 2012
Deferred tax asset:
NOL Carry forward	$36,112	31,993
Valuation allowances	(36,112)	(31,993)
Deferred Tax Asset	$0	0

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

Liquidity and Capital Resources

At June 30, 2013, we had total assets of $40, consisting exclusively of cash.  This compares with total assets of $12 at December 31, 2012 our fiscal year end.  At June 30, 2013, the Company had current liabilities of $106,153 compared with current liabilities of $94,010 at December 31, 2012, in each case, comprised exclusively of amounts owed to our current stockholder and a former stockholder.

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

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	For the Cumulative Period from May 25, 2007 (Inception) to June 30, 2013
Net Cash Provided By (Used In) Operating Activities	$(9,342)	$(10,589)	$(85,650)
Net Cash Provided By Financing Activities	$9,370	$10,517	$85,690
Net Increase (Decrease) in Cash and Cash Equivalents	$28	$(72)	$40

We do not expect to engage in any substantive activities unless and until such time as we enter into a Business Combination with a Target, if ever.  We cannot provide investors with any assurance that we will have sufficient capital resources to fund our operations and realize our business objectives.

Results of Operations

Since our inception, we have not engaged in any substantive operations, other than seeking to identify a Target, nor have we generated any revenues.  We reported a net loss for the three and six month periods ended June 30, 2013 of $4,633 and $12,115, compared to a  net loss of $7,563 and $14,346 for the comparable 2012 periods, and have suffered a net loss since inception of $106,213.  At June 30, 2013, we had a working capital deficit of $106,113 compared to a working capital deficit of $93,998 at December 31, 2012.  Since our inception, our operating expenses have principally comprised professional fees and expenses incurred in connection with the filing of reports under the Exchange Act, as well as interest accrued on loans from one of our stockholders.

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

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2013, the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15.  As a result of our continuing efforts to remediate the material weaknesses in our internal control over financial reporting that existed as of December 31, 2012 and which remained extant as of the close of the period covered by this Report, our PEO concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2013.

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

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the six months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

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

PRETORIA RESOURCES TWO, INC.

Date: August 14, 2013	By:	/s/ Allison Carroll
	Name:	Allison Carroll
	Title:	President, Principal Executive Officer
and Principal Financial Officer