Form 10-K
period 2013-12-31
Pretoria Resources Two, Inc
filed 2015-02-24
CIK 1412068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 000-52901

PRETORIA RESOURCES TWO, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-0383696
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 West Park Avenue, Suite 207, Long Beach, NY	11561
(Address of registrant's principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (516) 442-1883

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes    ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes    ☐ No

The aggregate market value of voting and non-voting common equity held by non-affiliates as of February 24, 2015 was approximately $ -0-.

At February 24, 2015 there were 1,000,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Pretoria Resources Two, Inc. (the “Company”) has not filed any periodic reports under the Securities Exchange Act of 1934, as amended, since it filed a quarterly report on Form 10-Q for the three month period ended September 30, 2013 with the Securities and Exchange Commission (“SEC”) on November 19, 2013 (the “September 2013 10-Q”). This report discloses the information required by Form 10-K, other than financial information, commencing as of the filing of the September 2013 10-Q through the date of this filing, including as a result of the consummation of the transactions effected by an agreement among the Company, Allison Carroll (the Company’s sole stockholder, director and officer) and certain other person, dated December 17, 2014, which is described on page 1 of this report. The transactions effected in such agreement were disclosed in a Current Report on Form 8-K filed by the Company with the SEC on December 18, 2014 and a copy of said agreement was filed with such current report.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business transaction and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to, our being a development stage company with no operating history; our lack of funding; the inexperience of our management with respect to our business plan; our potential inability to consummate a business transaction with an operating company that is generating revenues; the possibility that our company may never generate revenues; unknown risks that may attend to a business with which we consummate a business transaction; our personnel allocating his time to other businesses and potentially having conflicts of interest with our business; the ownership of our securities being concentrated, and those other risks and uncertainties detailed herein and in the Company’s filings with the Securities and Exchange Commission.

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

History

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

On December 23, 2008, Gail Davis and Barbara Deadwiley, the sole directors and officers of the Company, resigned from all position held by them as of said date. In addition, Ms. Davis returned for cancellation 900,000 shares of common stock registered in her name and Ms. Deadwiley returned for cancellation 100,000 shares of common stock registered in her name, representing all of the shares of common stock registered in their respective names as of said date. Also on December 23, 2008, the board of directors appointed Allison Carroll to serve as the Company's sole director and as its President and accepted the subscription of Ms. Carroll to purchase 1,000,000 shares of common stock for an aggregate price of $100, equal to the par value per share. After giving effect to these transactions, Ms. Carroll became the Company’s sole stockholder, director and officer.

By letter dated November 14, 2013, Gail Davis, the Company’s founder and former sole stockholder, director and officer through December 23, 2008, forgave all debt owed to her by the Company as evidenced by a promissory note in the principal amount of $15,000.00 dated August 1, 2007.

By agreement dated December 17, 2014, among the Company, Ms. Carroll, Bryan Glass and Ronald Williams, Ms. Carroll (i) sold 500,000 shares of the Company’s common stock registered in here name to Mr. Glass; (ii) sold 450,000 shares of the Company’s common Stock registered in here name to Mr. Williams; (iii) forgave all debt owed by the Company to her as of said date; (iv) resigned as the Company’s sole executive officer; and (v) in her capacity as the sole member of the board of directors, appointed Bryan Glass to serve as a director of the Company. In consideration of Ms. Carroll’s agreements, Bryan Glass and Ronald Williams agreed (x) to pay all costs and expenses of the Company after the date of the agreement in connection with its operations generally and all costs and expenses that the Company will incur in connection with satisfying its obligations under the Exchange Act until the first to occur of a “Business Transaction” or two years from the date of the agreement; and (y) actively engage in the identification of and negotiation with an operating company with which the Company would enter into a Business Transaction and to pay all costs and expenses of the Company that may be incurred in connection with such activities. Subsequent to consummation of the foregoing transactions, the board of directors appointed Ronald Williams to serve as the Company’s President, chief executive officer and chief financial officer. Throughout this report, we refer to the foregoing agreement as the “December 2014 Agreement.”

Unless otherwise noted, this Annual Report on Form 10-K for the period ended December 31, 2013 includes information regarding the transactions consummated by the Agreement, though they occurred after close of the period covered by this report.

General

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

Sources of Target Businesses.

We intend to source our target opportunities from various internal and external sources. Target Business candidates may be brought to our attention from affiliated and unaffiliated sources. Our management may tap personal contacts and relationships he and his affiliates have developed and maintain with various professionals, including accountants, consultants, bankers, attorneys and other advisors. In addition, management may initiate formal or informal inquiries or attend trade shows or conventions. In no event will any of our affiliates be paid any finder’s fee, consulting fee or other compensation prior to or for any services they render in connection with the consummation of a Business Transaction.

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

Emerging Growth Company

The Company is an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404(b) of the Sarbanes-Oxley Act, and exemptions from the requirements of Sections 14A(a) and (b) of the Securities Exchange Act of 1934 to hold a nonbinding advisory vote of shareholders on executive compensation and any golden parachute payments not previously approved.

The Company has elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We will remain an “emerging growth company” until the earliest of (1) the last day of the fiscal year during which our revenues exceed $1 billion, (2) the date on which we issue more than $1 billion in non-convertible debt in a three year period, (3) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement filed pursuant to the Securities Act of 1933, as amended, or (4) when the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter.

To the extent that we continue to qualify as a “smaller reporting company”, as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an emerging growth company may continue to be available to us as a smaller reporting company, including: (1) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act; (2) scaled executive compensation disclosures; and (3) the requirement to provide only two years of audited financial statements, instead of three years.

Employees

We have one executive officer who has other business interests and who is not obligated to devote any specific number of hours to our matters. He intends to devote only as much time as he deems necessary to our affairs. The amount of time our officer will devote to our affairs in any time period will vary based on whether a Target Business has been selected for the Business Transaction and the stage of the Business Transaction process the Company is in. Accordingly, as management identifies suitable Target Businesses, we expect that our management will spend more time investigating such Target Business and will devote additional time and effort negotiating and processing the Business Transaction as developments warrant. We do not intend to have any full time employees prior to the consummation of a Business Transaction.

Our management may engage in other business activities similar and dissimilar to those we are engaged in without any limitations or restrictions. To the extent that our management engages in such other activities, there will be possible conflicts of interest in diverting opportunities which would be appropriate for our Company to other entities or persons with which our management is associated or has an interest, rather than offering such opportunities to us. Since we have not established any policy for the resolution of such a conflict, we could be adversely affected should our officer/director choose to place his other business interests before ours. We cannot assure you that such potential conflicts of interest will not result in the loss of potential opportunities or that any conflict will be resolved in our favor.

Our officer and director, who is our sole stockholder, may negotiate for or otherwise consent to the disposition of all or any portion of his stock as a condition to, or in connection, with a Business Transaction. Therefore, it is possible that the terms of any Business Transaction will provide for the sale of all or a portion of his stock which would raise issues relating to a possible conflict of interest with our other security holders.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 2. Properties.

We maintain our principal executive offices at 20 West Park Avenue, Suite 207, Long Beach, NY 11561, where our chief executive officer maintains a business office. We use this office space free of charge. We believe that this space is sufficient for our current requirements. The Company does not own or lease any properties at this time and does not anticipate owning or leasing any properties prior to the consummation of a Business Transaction, if ever.

Item 3. Legal Proceedings.

The Company presently is not a party to, nor is management aware of, any pending, legal proceedings to which the Company is a party or of which any of its property is the subject.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Securities Authorized for Issuance and Outstanding

The Company’s certificate of incorporation authorizes the issuance of 100,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0,0001 per share. As of the date of this report, there are 1,000,000 shares of common stock outstanding and no shares of preferred stock outstanding. After giving effect to the terms of the December 2014 Agreement, our common stock is held by three persons.

We are not obligated by contract or otherwise to issue any securities and there are not outstanding any securities that are convertible into or exchangeable for shares of our common stock.

Market Information

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

Repurchases of Equity Securities

None.

Recent Sales of Unregistered Securities.

The Company did not issue or sell any securities during the fiscal year ended December 31, 2013.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its common stock or preferred stock. The issuance of any of our common or preferred stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Item 6. Selected Financial Data.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Certain information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section gives effect to the transactions that were the subject of the December 2014 Agreement described under the heading “Business – History.”

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

We were formed to serve as a vehicle to acquire, through a capital stock exchange reverse merger, asset acquisition or other similar business combination, an operating or development stage business which desires to utilize our status as a reporting corporation under the Exchange Act. We neither engaged in any commercial operations nor generated any revenues during the twelve-month period ended December 31, 2013, our fiscal year end.

Since our Registration Statement on Form 10 became effective, our management has had contact and discussions with representatives of other entities regarding a Business Transaction with us; however, we have not entered into any agreements regarding such a transaction. We will not engage in, any substantive commercial business activities unless and until we consummate a Business Transaction, which may never occur.

Our management has broad discretion with respect to identifying and selecting a prospective Target Business. We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses. There are numerous risks in connection with our current and proposed business plans, including that any Target Business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Liquidity and Capital Resources.

As of December 31, 2013, the Company had no assets. This compares with assets of $12 comprised exclusively of cash, as of December 31, 2012. After giving effect to the cancellation of debt by Gail Davis in the amount of $22,600, the Company’s liabilities as of December 31, 2013 totaled $92,762 comprised exclusively of amounts due to an affiliate and accounts payable. This compares with liabilities of $94,010, comprised exclusively of monies due to affiliates and accounts payable, as of December 31, 2012.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2013 and December 31, 2012 and for the cumulative period from May 25, 2007 (inception) to December 31, 2013.

	Fiscal Year Ended December 31, 2013	Fiscal Year Ended December 31, 2012	For the Cumulative Period from May 25, 2007 (inception) to December 31, 2013
Net cash provided by (used in) operating activities	$(36,708)	$(17,260)	$(75,415)
Net cash provided by (used in) financing activities	$36,696	$17,116	$(75,415)
Net increase (decrease) in cash and cash equivalents	$(12)	$(144)	$-

Bryan Glass and Ronald Williams, the Company’s principal stockholders and its sole director and officer, respectively, are obligated by the December 2014 Agreement to pay all costs and expenses of the Company until the earlier of the date that the Company consummates a Business Transaction or December 16, 2016. These costs are difficult to quantify given the multitude of variables associated with such activities. Our ongoing expenses will result in continued net operating losses that will increase until we can consummate a Business Transaction with a profitable Target Business, if ever.

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

We reported a net loss for the year ended December 31, 2013 of $21,363, attributable to the forgiveness of debt owed to a former affiliate equal to $22,600 of principal and interest, compared to a net loss for the year ended December 31, 2012 of $24,671 and we have suffered a net loss since inception of $92,862. The Company has a negative working capital of $92,762 at December 31, 2013.

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

Going Concern

Our negative working capital, continuing operating losses, failure to generate revenues and lack of operating capital create substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to obtain capital from our affiliates to fund our operations, generate cash from the sale of its securities and attain future profitable operations. Management’s plans may include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

Emerging Growth Company

We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

FINANCIAL STATEMENT INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Pretoria Resources Two, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Pretoria Resources Two, Inc. (A Development Stage Company) as of December 31, 2013 and 2012 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pretoria Resources Two, Inc. as of December 31, 2013 and 2012, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

February 24, 2015

Pretoria Resources Two, Inc.

(A Development Stage Company)

Balance Sheets

	As of
	December 31, 2013	December 31, 2012

CURRENT ASSETS
Cash	$-	$12
TOTAL CURRENT ASSETS	-	12
TOTAL ASSETS	-	12

CURRENT LIABILITIES
Accounts Payable	2,550	1,876
Related Party Note Payable	75,315	61,220
Note Payable	-	15,000
Accrued Interest - Related Party	14,895	9,364
Accrued Interest	-	6,550
TOTAL CURRENT LIABILITIES	92,760	94,010
TOTAL LIABILITIES	92,760	94,010
STOCKHOLDER'S DEFICIT

Preferred stock ($0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2013 and December 31, 2012)	-	-
Common stock ($0.0001 par value; 100,000,000 shares authorized: 1,000,000 issued and outstanding at December 31, 2013 and December 31, 2012)	100	100
Additional Paid in Capital	22,600	-
Accumulated Deficit During Development Stage	(115,460)	(94,098)
TOTAL STOCKHOLDER'S DEFICIT	(92,760)	(93,998)
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$-	$12

The accompanying notes are an integral part of these financial statements.

Pretoria Resources Two, Inc.

(A Development Stage Company)

Statements of Operations

			For the Period From Inception (May 25, 2007)
	For the year ended December 31,		to December 31,
	2013	2012	2013

Income	$-	$-	$-
Total Revenue	$-	$-	$-

EXPENSES:
Selling, General and Administrative	182	519	6,876
Professional Fees	14,601	18,617	86,091
Total Expense	14,783	19,136	92,967
Loss from operations	(14,783)	(19,136)	(92,967)
OTHER INCOME/(EXPENSE):
Interest Expense	(6,580)	(5,535)	(22,494)

NET LOSS	(21,363)	(24,671)	(115,461)
Basic and fully diluted net loss per common share:	(0.02)	(0.02)

Weighted average common shares outstanding	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements.

Pretoria Resources Two, Inc.

(A Development Stage Company)

Statement of Stockholder's Deficit

						Deficit Accumulated
	Common Stock		Preferred Stock		Additional Paid-in	During Development	Total
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Balances, December 31, 2007	1,000,000	$100	-	$-	$-	$(9,895)	$(9,795)

Net loss	-	-	-	-	-	(11,474)	(11,474)

Capital Contributions	-	-	-	-	-	-	-

Issuance of common shares	-	-	-	-	-	-	-

Balances, December 31, 2008	1,000,000	$100	-	$-	$-	$(21,369)	$(21,269)

Net loss	-	-	-	$-	$-	$(9,772)	$(9,772)

Balances, December 31, 2009	1,000,000	$100	-	$-	$-	$(31,141)	$(31,041)

Net loss	-	-	-	$-	$-	$(15,405)	$(15,405)

Balances, December 31, 2010	1,000,000	$100	-	$-	$-	$(46,546)	$(46,446)

Net loss	-	-	-	-	-	$(22,881)	$(22,881)

Balances, December 31, 2011	1,000,000	$100	-	$-	$-	$(69,427)	$(69,327)

Net loss	-	-	-	-	-	$(24,671)	$(24,671)

Balances, December 31, 2012	1,000,000	$100	-	$-	$-	$(94,098)	$(93,998)

Forgiveness of Note Payable	-	-	-	-	22,600	-	22,600

Net loss	-	-	-	-	-	(21,363)	(21,363)

Balances, December 31, 2013	1,000,000	$100	-	$-	$22,600	$(115,461)	$(92,761)

The accompanying notes are an integral part of these financial statements.

Pretoria Resources Two, Inc.

(A Development Stage Company)

Statements of Cash Flows

	For the years ended December 31,		Cumulative Totals Since Inception May 25, 2007 to December 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,363)	$(24,671)	$(115,461)
Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
Gain of Forgiveness of Debt	22,600	-	-
Increase (decrease) in Accounts Payable	674	1,876	2,550
Increase (decrease) in Accrued Expenses - Related Party	(1,923)	4,334	14,895
Increase (decrease) in Accrued Expenses	-	1,201	7,600
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(12)	(17,260)	(90,416)

CASH FLOWS FROM FINANCING ACTIVITIES:
Note Payable to Related Party	-	17,116	75,315
Capital Stock Purchase	-	-	100
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	17,116	75,415

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12)	(144)	-

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	12	156	-

END OF THE PERIOD	$-	$12	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-	$-
Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

PRETORIA RESOURCES TWO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013

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

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $92,862 used cash from operations of $74,415 since its inception, and has a negative working capital of $92,760 at December 31, 2013.

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
AS OF DECEMBER 31, 2013

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

Net Income per Common Share - Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2013.

Deferred Taxes - The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

Fair Value of Financial Instruments - The carrying amounts reported in the balance sheet for cash, accounts receivable and payable approximate fair value based on the short-term maturity of these instruments.

Accounts Receivable - Accounts deemed uncollectible are written off in the year they become uncollectible. As of December 31, 2013, the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets - The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the year ended December 31, 2013.

PRETORIA RESOURCES TWO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

Stock-Based Compensation - The Company accounts for stock-based compensation using the fair value method following the guidance set forth in section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

Fair Value for Financial Assets and Financial Liabilities - The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at December 31, 2013.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2013, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the year ended December 31, 2013.

PRETORIA RESOURCES TWO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013

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
AS OF DECEMBER 31, 2013

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

NOTE D—SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of December 31, 2013.

NOTE E—CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $0.0001 par value per share.

During the period from inception (May 25, 2007) through December 31, 2013, the Company issued 1,000,000 shares to Allison Carroll.

On December 23, 2008, former, major shareholders Gail Davis and Barbara Deadwiley resigned as officers and as members of the Company’s board; all shares were cancelled and issued to Allison Carroll who now serves as the Company’s officer and board member.

The Company is authorized to issue 10,000,000 preferred shares at $0.0001 par value per share. During the period from inception (May 25, 2007) through December 31, 2013, the Company issued no preferred shares.

NOTE F—DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of December 31, 2013 and to date has had no significant operations. Recovery of the Company assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

PRETORIA RESOURCES TWO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013

NOTE G—RELATED PARTY NOTE PAYABLE AND NOTE PAYABLE

The Company has Notes Payable outstanding to related parties:

	December 31,	December 31,
	2013	2012
Note Payable, due upon demand, 8% per year	$75,315	61,220

The accrued interest on Note Payable to Related Party not paid for the period from inception (May 25, 2007) through December 31, 2013 was $14,895.

The Notes Payable is listed as follows:

	December 31,	December 31,
	2013	2012
Note Payable, due upon demand, 8% per year	$0	15,000

On November 14, 2013, the above debt was forgiven. At the time of forgiveness, accrued interest on Note Payable not paid for the period from inception (May 25, 2007) through November 14, 2013 was $7,600. The forgiveness of this debt is included in Additional Paid in Capital due to the nature of this Note Payable being between the Company and a Related Party.

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. For Federal and New York income tax purposes, the Company has net operating loss carry forwards that expire through 2029. The net operating loss as of December 31, 2013, is approximately $92,862 and $94,098 as of December 31, 2012. No tax benefit has been reported in the financial statements because after evaluating our own potential tax uncertainties, the Company has determined that there are no material uncertain tax positions that have a greater than 50% likelihood of reversal if the Company were to be audited. The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	December 31, 2013	December 31, 2012
Deferred tax asset:
NOL Carry forward	39,257	31,993
Valuation allowances	(39,257)	(31,993)
Deferred Tax Asset	$0	0

NOTE I—SUBSEQUENT EVENT

In an agreement dated December 17, 2014, the Company and Allison Carroll (the principal stockholder and sole officer and director of the Company as of said date) entered into the following transaction with Bryan Glass and Ronald Williams:

Ms. Carroll

(i)	sold 500,000 shares of the Company’s common stock registered in her name to Mr. Glass;
(ii)	sold 450,000 shares of the Company’s common Stock registered in her name to Mr. Williams;
(iii)	forgave all debt owed by the Company to her as of said date;
(iv)	resigned as the Company’s sole executive officer; and
(v)	in her capacity as the sole member of the board of directors, appointed Bryan Glass to serve as a director of the Company.

In consideration of Ms. Carroll’s agreements, Mr. Glass and Mr. Williams agreed (x) to pay all costs and expenses of the Company after the date of the agreement in connection with its operations generally and all costs and expenses that the Company will incur in connection with satisfying its obligations under the Exchange Act until the first to occur of a business combination or two years from the date of the agreement; and (y) actively engage in the identification of and negotiation with an operating company with which the Company would enter into a Business Transaction and to pay all costs and expenses of the Company that may be incurred in connection with such activities. Subsequent to consummation of the foregoing transactions, the board of directors appointed Ronald Williams to serve as the Company’s President, chief executive officer and chief financial officer. The transactions consummated pursuant to the foregoing agreement represented a change in control and a change in leadership of the Company.

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

Management assessed the effectiveness of our ICFR as of the end of the period covered by this report using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this evaluation, management concluded that, as of December 31, 2013, the Company’s ICFR was not effective at the reasonable assurance level because we identified the following material weaknesses:

1.

We did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, our director is not independent nor does he qualify as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time we expect that incoming management will be able to implement effective controls and procedures.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The table sets forth information as of the date of this report with respect to our management, after giving effect to the provisions of the December 2014 Agreement:

Name	Age	Title

Ronald Williams	46	President. Chief Executive Officer and Chief Financial Officer
Allison Carroll	50	Director
Bryan Glass	40	Director

Ronald Williams was appointed to serve as the President, Chief Executive Officer and Chief Financial Officer of the Company on December 17, 2014 in connection with the December 2014 Agreement. Since January 2014, he has been a financial advisor registered with the SEC and FINRA and employed by Empire State Financial, Inc., an SEC registered and FINRA member broker-dealer. Mr. Williams is an officer and director of DRC Ventures, Inc., a shell company with a class of stock registered under the Exchange Act that had a business purpose similar to the Company’s. DRC suspended its duty to file reports under the Exchange Act on in September 2014 without having consummated a business transaction. Since 2007, Mr. Williams has engaged in assisting start up companies achieve their goals, initially in the entertainment industry. Mr. Williams has over ten years experience in the music business where he was became familiar with all facets of the industry from artist management to music production. He founded a musical greeting card business “Lyrics To Go” in 2004 providing (custom) promotional music cards for companies such as Sony Pictures.

Allison Carroll joined the Company on December 23, 2008 as a member of the board of directors and president. She resigned as President on December 17, 2014. Ms. Carroll currently is employed as an outside sales engineer with E. W. Klein & Company, a provider of engineered equipment and technical problem solving and an authorized distributor of Gardner Denver Nash, LLC liquid ring pumps and compressors, located in Atlanta Georgia. From 2000 to March 2009, Ms. Carroll served as a senior sales engineer with Gardner Denver Nash LLC, a global manufacturer selling engineered products, equipment, and services located in Charlotte, North Carolina. During her tenure with Gardner Denver Nash, she has been responsible for opening and establishing new accounts while maintaining existing customers. From 1994 to 2000, she was a process sales engineer/offshore market manager for AWC, Incorporated, a multi-state industrial distributor located in New Orleans, Louisiana. From 1987 through 1994, Ms Carroll was employed by Exxon Company in New Orleans, Louisiana where she served in several capacities, ultimately as a senior engineer responsible for on and off-shore projects where she completed several projects on or ahead of time from design through installation and start-up. Ms. Carroll currently owns a number of small family businesses. Ms. Carroll holds a Bachelor of Science degree in mechanical engineering from University of Tennessee.

Bryan Glass became a director of the Company on December 17, 2014 after the consummation of the December 2014 Agreement. Mr. Glass has been involved in the securities industry since 1996. Since early 2014, Mr. Glass has been the President and CEO of Empire State Financial, Inc. a full service FINRA member broker dealer established in 1971. From 2010 to 2012, he worked with Delta Equity Services through which he operated Bryan Glass Securities. From 2006 to 2010, he was a Vice President of Investments at Morgan Stanley. He currently holds the Series 7, 24, 53, 63 and 65 securities licenses.

The term of office of our director expires at the Company's annual meeting of stockholders or until such person’s successor is duly elected and qualified. Our directors are not compensated for serving as such. Officers serve at the discretion of the board of directors.

Section 16 Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Securities and Exchange Commissioner and to provide us with copies of those filings. Based solely on our review of the copies received by or a written representation from certain reporting persons, we believe our sole director, officer and stockholder is in compliance with the requirements of Section 16(a) during fiscal year ended December 31, 2013.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of the date of this Report, after giving effect to the December 2014 Agreement, certain information regarding beneficial ownership of our common stock by (i) each person who is known by us to beneficially own more than 5% of the outstanding shares of Common Stock; (ii) each of our directors and officers; and (iii) all officers and directors as a group.

The applicable percentage of ownership is based on 1,000,000 shares outstanding. The business address of each the person named in the table below is in care of the Company.

Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Outstanding Shares of Class Owned (1)
Bryan Glass	500,000	50%
Ronald Williams	450,000	45%
Allison Carroll	50,000	5%
All officers and directors as a group (3 persons)	1,000,000	100%

Compensation Plans.

We have not adopted any compensation plans for the benefit of our employees, representatives or consultants. The Company does not have outstanding any options, warrants or other rights outstanding that entitle anyone to acquire shares of capital stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions.

As previously reported in a Current Report on Form 8-K filed by the Company with the SEC on December 17, 2014, on November 14, 2013, Gail Davis, the Company’s founder and former sole stockholder, director and officer through December 23, 2008, forgave all debt owed by the Company evidenced by a promissory note in the aggregate amount of $22,600 ($15,000 of principal plus $7,200 of accrued interest).

During the twelve months ended December 31, 2013, the Company borrowed an aggregate of $14,095 from Allison Carroll, our sole officer, director and stockholder through December 17, 2014, and had borrowed an aggregate of $75,315 from its current and former affiliates since inception, all of which has been forgiven by such persons. These loans had been evidenced by promissory notes payable on demand with interest calculated at the rate of 8% per year. The proceeds from the loans were utilized by the Company principally to cover the costs and expenses incurred in connection with the preparation and filing of reports by the Company under the Exchange Act.

Pursuant to the December 2014 Agreement, Allison Carroll, a current director of the Company and its former sole stockholder and officer prior to said date, forgave all debt owed to her by the Company in the aggregate principal amount of $75,315 and cancelled the promissory note evidencing such debt.

Since inception, the Company has utilized office space provided free of charge by its officers.

Director Independence.

The Company has not established its own definition for determining whether its directors and nominees for directors are “independent” nor has it adopted any other standard of independence employed by any national securities exchange or inter-dealer quotation system.

Current management cannot predict whether incoming management of a Target Business upon the consummation of a Business Transaction, if such transaction occurs, will adopt a definition of “independence” or establish any committees of the board, such as an audit committee, a compensation committee or nominating committee.

Item 14. Principal Accounting Fees and Services.

AUDIT FEES. The aggregate fees billed for professional services rendered by M&K, CPAS, PLLC for the audit of the Company's annual financial statements for the fiscal years ending December 31, 2013 and 2012 were $4,500 and $3,000, respectively. The aggregate fees billed for professional fees rendered in connection with the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for the fiscal years ending December 31, 2013 and December 31, 2012 were $3,000 and $3,000, respectively.

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

(b) Exhibits.

The following are filed as exhibits to this report:

Exhibit No.	Description	Location Reference

2.1	Agreement and Plan of Merger dated September 27, 2007, among the registrant, Pretoria Resources, Inc., a Delaware corporation, and Pretoria Resources Two, Inc., a Nevada corporation.	1
3.1	Certificate of Incorporation of Pretoria Resources, Inc.	1
3.2	By-laws of Pretoria Resources, Inc.	1
3.3	Articles of Incorporation of Pretoria Resources Two, Inc.	1
3.4	By-laws of Pretoria Resources Two, Inc.	1
4.1	Form of demand promissory note executed by the registrant in favor of Gail Davis.	1
10.1	Letter from Gail Davis to the registrant dated November 14, 2013 forgiving all debt owed by the registrant to her.	2
10.2	Agreement dated December 17, 2014, among Pretoria Resources Two, Inc. Allison Carroll, Bryan Glass and Ronald Williams.	2
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.	3
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.	3
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	3

1.	Incorporated by reference to the registrant's registration statement on Form 10 as filed with the SEC on November 7, 2007.
2.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 18, 2014.
3.	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 24, 2015.

PRETORIA RESOURCES TWO, INC.

By:	/s/ Ronald Williams
Ronald Williams, President and Director Principal Executive Officer Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Ronald Williams	Chief Executive Officer, Chief Financial Officer, President, and Director (Principal Executive Officer and Principal Financial Officer)	February 24, 2015

/s/ Bryan Glass	Director	February 24, 2015

/s/ Allison Carroll	Director	February 24, 2015

