Form 10-Q
period 2014-03-31
Pretoria Resources Two, Inc
filed 2015-03-05
CIK 1412068

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

(516) 442-1883

(Issuer’s telephone number)

4392 Enchantment Cove Lane, Charlotte North Carolina 28216

(Former name, former address and former

fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐Yes    ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒Yes    ☐ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At March 3, 2015, there were 1,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Pretoria Resources Two, Inc.

(A Development Stage Company)

Balance Sheets

	As of
	March 31, 2014	December 31, 2013
	(Unaudited)

CURRENT ASSETS
Cash	$-	$-
TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	-	-

CURRENT LIABILITIES
Accounts Payable	2,050	2,550
Related Party Note Payable	75,815	75,315
Accrued Interest - Related Party	16,412	14,896
TOTAL CURRENT LIABILITIES	94,277	92,761

TOTAL LIABILITIES	94,277	92,761

STOCKHOLDER'S DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2014 and December 31, 2013)	-	-
Common stock ($0.0001 par value; 100,000,000 shares authorized: 1,000,000 issued and outstanding at March 31, 2014 and December 31, 2013)	100	100
Additional Paid in Capital	22,600	22,600
Accumulated Deficit During Development Stage	(116,977)	(115,461)
TOTAL STOCKHOLDER'S DEFICIT	(94,277)	(92,761)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

Pretoria Resources Two, Inc.

(A Development Stage Company)

Statements of Operations

			For the Period
	For the three months		From Inception
	ended March 31,		(May 25, 2007) to
	2014	2013	March 31, 2014
	(unaudited)	(unaudited)

Income	$-	$-	$-
Total Revenue	$-	$-	$-

EXPENSES:
Selling, General and Administrative	-	36	6,876
Professional Fees	-	5,895	86,091
Total Expense	-	5,931	92,967
Loss from operations	-	(5,931)	(92,967)

OTHER INCOME/(EXPENSE):
Interest Expense	(1,516)	(1,551)	(24,010)

NET LOSS	(1,516)	(7,482)	(116,977)
Basic and fully diluted net loss per common share:	(0.00)	(0.01)

Weighted average common shares outstanding	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements.

Pretoria Resources Two, Inc.

(A Development Stage Company)

Statement of Stockholder's Deficit

					Additional	Deficit Accumulated During
	Common Stock		Preferred Stock		Paid-in	Development	Total
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Balances, December 31, 2007	1,000,000	$100	-	$-	$-	$(9,895)	$(9,795)

Net loss	-	-	-	-	-	(11,474)	(11,474)

Capital Contributions	-	-	-	-	-	-	-

Issuance of common shares	-	-	-	-	-	-	-

Balances, December 31, 2008	1,000,000	$100	-	$-	$-	$(21,369)	$(21,269)

Net loss	-	-	-	$-	$-	$(9,772)	$(9,772)

Balances, December 31, 2009	1,000,000	$100	-	$-	$-	$(31,141)	$(31,041)

Net loss	-	-	-	$-	$-	$(15,405)	$(15,405)

Balances, December 31, 2010	1,000,000	$100	-	$-	$-	$(46,546)	$(46,446)

Net loss	-	-	-	-	-	$(22,881)	$(22,881)

Balances, December 31, 2011	1,000,000	$100	-	$-	$-	$(69,427)	$(69,327)

Net loss	-	-	-	-	-	$(24,671)	$(24,671)

Balances, December 31, 2012	1,000,000	$100	-	$-	$-	$(94,098)	$(93,998)

Forgiveness of Note Payable	-	-	-	-	22,600	-	22,600

Net loss	-	-	-	-	-	(21,363)	(21,363)

Balances, December 31, 2013	1,000,000	$100	-	$-	$22,600	$(115,461)	$(92,761)

Net loss	-	-	-	-	-	(1,516)	(1,516)

Balances, March 31, 2014	1,000,000	$100	-	$-	$22,600	$(116,977)	$(94,277)

The accompanying notes are an integral part of these financial statements.

Pretoria Resources Two, Inc.

(A Development Stage Company)

Statements of Cash Flows

			Cumulative Totals
	For the three months ended		Since Inception May 25, 2007 to
	March 31,		March 31,
	2014	2013	2014
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,516)	$(7,482)	$(116,977)
Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
Gain on Forgiveness of Debt	-	-	22,600
Increase (decrease) in Accounts Payable	(500)	1,119	2,050
Increase (decrease) in Accrued Expenses - Related Party	1,516	1,252	16,412
Increase (decrease) in Accrued Expenses	-	300	-

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(500)	(4,811)	(75,915)

CASH FLOWS FROM FINANCING ACTIVITIES:
Note Payable to Related Party	500	4,875	75,815
Note Payable	-	-	-
Capital Stock Purchase	-	-	100
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	500	4,875	75,915

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	64	-

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	-	12	-

END OF THE PERIOD	$-	$76	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-	$-
Taxes	$-	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Gain on Forgiveness of Debt	$-	$-	$22,600

The accompanying notes are an integral part of these financial statements.

PRETORIA RESOURCES TWO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2014

NOTE A - BUSINESS ACTIVITY

Pretoria Resources Two, Inc. (the "Company”) was organized under the laws of the State of Nevada on September 27, 2007 and is the successor in interest to Pretoria Resources, Inc., which was a corporation organized under the laws of the State of Delaware on May 25, 2007 as a corporation. The Company’s objective is to acquire or merge with a target business or company in a business combination.

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $116,977, used cash from operations of $75,915 since its inception, and has a negative working capital of $94,277 at March 31, 2014.

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

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

PRETORIA RESOURCES TWO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2014

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONT’D

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of March 31, 2014.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of March 31, 2014, the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended March 31, 2014.

PRETORIA RESOURCES TWO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2014

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONT’D

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at March 31, 2014.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2014, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period ended March 31, 2014.

PRETORIA RESOURCES TWO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2014

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONT’D

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

PRETORIA RESOURCES TWO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2014

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONT’D

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

NOTE D - SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of March 31, 2014.

NOTE E - CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $0.0001 par value per share.

During the period from inception (May 25, 2007) through March 31, 2014, the Company issued 1,000,000 shares to Allison Carroll.

On December 23, 2008, former, major shareholders Gail Davis and Barbara Deadwiley resigned as officers and as members of the Company’s board; all shares were cancelled and issued to Allison Carroll who now serves as the Company’s officer and board member.

The Company is authorized to issue 10,000,000 preferred shares at $0.0001 par value per share. During the period from inception (May 25, 2007) through March 31, 2014, the Company issued no preferred shares.

NOTE F - DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of March 31, 2014 and to date has had no significant operations. Recovery of the Company assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

PRETORIA RESOURCES TWO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2014

NOTE G - RELATED PARTY NOTE PAYABLE AND NOTE PAYABLE

The Company has Notes Payable outstanding to related parties:

	March 31,	March 31,
	2014	2013
Note Payable, due upon demand, 8% per year	$75,815	66,095

The accrued interest on Note Payable to Related Party not paid for the period from inception (May 25, 2007) through March 31, 2014 was $16,412.

The Notes Payable is listed as follows:

	December 31,	December 31,
	2013	2012
Note Payable, due upon demand, 8% per year	$0	$15,000

On November 14, 2013, the above debt was forgiven. At the time of forgiveness, accrued interest on Note Payable not paid for the period from inception (May 25, 2007) through November 14, 2013 was $7,600. Since the Note Payable is between the Company and a related party, the Forgiveness of Debt was adjusted to be included in Additional Paid in Capital.

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. For Federal and New York income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss as of March 31, 2014, is approximately $94,378 and $92,834 as of December 31, 2012. No tax benefit has been reported in the financial statements because after evaluating our own potential tax uncertainties, the Company has determined that there are no material uncertain tax positions that have a greater than 50% likelihood of reversal if the Company were to be audited. The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	March 31, 2014	December 31, 2013
Deferred tax asset:
NOL Carry forward	$32,088	31,563
Valuation allowances	(32,088)	(31,563
Deferred Tax Asset	$0	0

NOTE I - SUBSEQUENT EVENT

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

Preliminary Note

By agreement dated December 17, 2014, among Pretoria Resources Two, Inc. (“we”, “us” or the “Company”), Allison Carroll (the Company’s sole shareholder, director and officer as of such date), Bryan Glass and Ronald Williams, Ms. Carroll (i) sold 500,000 shares of the Company’s common stock registered in her name to Mr. Glass; (ii) sold 450,000 shares of the Company’s common Stock registered in her name to Mr. Williams; (iii) forgave all debt owed by the Company to her as of said date; (iv) resigned as the Company’s sole executive officer; and (v) in her capacity as the sole member of the board of directors, appointed Bryan Glass to serve as a director of the Company. In consideration of Ms. Carroll’s agreements, Bryan Glass and Ronald Williams agreed (i) to pay all costs and expenses of the Company after the date of the agreement in connection with its operations generally and all costs and expenses that the Company will incur in connection with satisfying its obligations under the Exchange Act until the first to occur of a “Business Transaction” or two years from the date of the agreement; and (ii) actively engage in the identification of and negotiation with an operating company with which the Company would enter into a “Business Transaction” and to pay all costs and expenses of the Company that may be incurred in connection with such activities. Subsequent to consummation of the foregoing transactions, the board of directors appointed Ronald Williams to serve as the Company’s chief executive officer and chief financial officer. Throughout this report, we refer to the foregoing agreement as the “December 2014 Agreement.”

This report gives effect to certain elements of the December 2014 Agreement, including that Mr. Glass and Mr. Williams agreed to satisfy all of the Company’s financial obligations, as described above, but neither the financial statements filed with this report nor the discussion of such financial statements herein give effect to the forgiveness of debt by Ms. Carroll resulting from the December 2014 Agreement because her agreement occurred subsequent to the closing period of such financial statements.

The transactions consummated pursuant to the December 2014 Agreement represented a change in control of the Company and were reported in a Current Report on Form 8-K filed with the SEC on December 18, 2014.

Overview

The Company was incorporated in the State of Nevada on September 27, 2007 and is the successor in interest to Pretoria Resources, Inc., a Delaware corporation, upon the merger of the companies effective October 1, 2007. We are a developmental stage company and have not generated any revenues to date. We were organized to serve as a vehicle for a business combination through a capital stock exchange, merger, reverse acquisition, asset acquisition or other similar business combination (a “Business Transaction”) with an operating or development stage business (the “Target”) which desires to utilize our status as a reporting company under the Exchange Act.

The Company voluntarily filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on December 10, 2007, and since its effectiveness, the Company has focused its efforts on identifying a possible Target for a Business Transaction. We are not presently engaged in, and will not engage in, any substantive commercial business operations unless and until we consummate a Business Transaction. Our fiscal year ends on December 31.

Based on our business activities, the Company is a “shell company” as defined under the Exchange Act because we have no operations and nominal assets consisting solely of cash and/or cash equivalents. Because we are a “shell” company, the Business Transaction we enter into with a Target will be deemed to be a “reverse acquisition” or “reverse merger.” We are also a “blank check” company as defined under the Exchange Act because we are a development stage company that is issuing a “penny stock” (as defined under the Exchange Act) and have no specific business plan or purpose other than to merge with an unidentified company or companies. Many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies in their respective jurisdictions.

Our management has broad discretion with respect to identifying and selecting a prospective Target. We have not established any specific attributes or criteria (financial or otherwise) for a prospective Target and may enter into a Business Transaction with a development stage company, a distressed company or a foreign company engaged in any industry. Our sole officer and director has never served as an officer or director of a development stage public company that has consummated a Business Transaction such as that contemplated by our Company. Accordingly, he may not successfully identify a Target or conclude a Business Transaction. In addition, our management engages in other business activities and is not obligated to devote any specific number of hours to our matters. Management intends to devote only as much time as it deems necessary to our affairs.

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

Any entity with which we enter into a Business Transaction will be subject to numerous risks in connection with its operations. To the extent we affect a Business Transaction with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of such companies. If we consummate a Business Transaction with a foreign entity, we will be subject to all of the risks attendant to foreign operations. Although our management will endeavor to evaluate the risks inherent in a particular Target, we cannot assure you that we will properly ascertain or assess all significant risk factors.

We expect that in connection with any Business Transaction, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction and likely, a significantly higher percentage) in order to ensure that the Business Transaction qualifies as a “tax free” transaction under federal tax laws. The issuance of additional shares of our capital stock will significantly reduce the equity interest of our stockholders prior to the transaction and cause a change in control in our Company and likely result in the resignation or removal of our officer and director as of the date of the transaction.

Our management anticipates that our Company likely will affect only one Business Transaction, due primarily to our limited financial resources and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a Target in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us because it will not permit us to offset potential losses from one venture against potential gains from another.

Liquidity and Capital Resources

At March 31, 2014 and December 31, 2013, our fiscal year end, we had no assets. At March 31, 2014, the Company had total liabilities of $94,277 compared with total liabilities of $92,760 at December 31, 2013, in each case, comprised exclusively of amounts owed to a current stockholder and accounts payable. All debt owed to such individual was forgiven subsequent to the date of this report, as reported by the Company in it current Report on Form 8-K as filed with the SEC on December 18, 2014.

During the next twelve months we anticipate incurring costs related to filing periodic reports under the Exchange Act, investigating and analyzing Targets and, possibly, consummating a Business Transaction. These costs are difficult to quantify given the multitude of variables associated with such activities. The Company expects that its principal stockholders will pay all such costs and expenses until the earlier of the date that the Company consummates a business combination or December 16, 2016, in accordance with their obligations under the December 2014 Agreement. Our ongoing expenses will result in continued net operating losses that will increase until we can consummate a Business Transaction with a profitable Target Business, if ever.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities during the period covered by this report:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	For the Cumulative Period from May 25, 2007 (Inception) to March 31, 2014
Net Cash Provided By (Used In) Operating Activities	$(500)	$(4,811)	$(75,915)
Net Cash Provided By Financing Activities	$500	$4,875	$75,915
Net Increase (Decrease) in Cash and Cash Equivalents	$-	$64	$-

We do not expect to engage in any substantive activities unless and until such time as we enter into a Business Transaction with a Target, if ever.

Results of Operations

Since our inception, we have not engaged in any substantive operations, other than seeking to identify a Target, nor have we generated any revenues. We reported a net loss for the three months ended March 31, 2014 of $1,516, compared to a net loss of $7,482 for the comparable 2013 period, and have suffered a net loss since inception of $116,977. At March 31, 2014, we had a working capital deficit of $94,277 compared to a working capital deficit of $92,760 at December 31, 2013. Since our inception, our operating expenses have principally comprised professional fees and expenses incurred in connection with the filing of reports under the Exchange Act, as well as interest accrued on loans from stockholders.

We do not expect to engage in any activities, other than seeking to identify a Target, unless and until such time as we enter into a Business Transaction with a Target, if ever. We cannot provide investors with any assessment as to the nature of a Target’s operations or speculate as to the status of its products or operations, whether at the time of the Business Transaction it will be generating revenues or its future prospects.

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

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2014, the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15. As a result of our continuing efforts to remediate the material weaknesses in our internal control over financial reporting that existed as of December 31, 2012 and which remained extant as of the close of the period covered by this Report, our PEO concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2014.

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

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

PRETORIA RESOURCES TWO, INC.

Date: March 4, 2015	By:	/s/ Ronald Williams
	Name:	Ronald Williams
	Title:	President, Principal Executive Officer and Principal Financial Officer

