Form 10-Q
period 2014-06-30
Pretoria Resources Two, Inc
filed 2015-03-05
CIK 1412068

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At March 4, 2015, there were 1,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Pretoria Resources Two, Inc.

(A Development Stage Company)

Balance Sheets

	As of
	June 30, 2014	December 31, 2013
	(Unaudited)

CURRENT ASSETS
Cash	$-	$-
TOTAL CURRENT ASSETS	-	-
TOTAL ASSETS	-	-

CURRENT LIABILITIES
Accounts Payable	2,050	2,550
Related Party Note Payable	75,815	75,315
Accrued Interest - Related Party	17,928	14,896
TOTAL CURRENT LIABILITIES	95,793	92,761
TOTAL LIABILITIES	95,793	92,761
STOCKHOLDER'S DEFICIT

Preferred stock ($0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2014 and December 31, 2013)	-	-
Common stock ($0.0001 par value; 100,000,000 shares authorized; 1,000,000 issued and outstanding at June 30, 2014 and December 31, 2013)	100	100
Additional Paid in Capital	22,600	22,600
Accumulated Deficit During Development Stage	(118,493)	(115,461)
TOTAL STOCKHOLDER'S DEFICIT	(95,793)	(92,761)
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

Pretoria Resources Two, Inc.

(A Development Stage Company)

Statements of Operations

	For the three months
	ended June 30,
	2014	2013
	(unaudited)	(unaudited)

Income	$-	$-
Total Revenue	$-	$-

EXPENSES:
Selling, General and Administrative	-	36
Professional Fees	-	2,951
Total Expense	-	2,987
Loss from operations	-	(2,987)
OTHER INCOME/(EXPENSE):
Gain on Forgiveness of Debt	-	-
Interest Expense	(1,516)	(1,646)

NET LOSS	(1,516)	(4,633)
Basic and fully diluted net loss per common share:	(0.00)	(0.00)

Weighted average common shares outstanding	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements.

Pretoria Resources Two, Inc.

(A Development Stage Company)

Statements of Operations

			For the Period
			From Inception
	For the six months ended June 30,		(May 25, 2007) to June 30,
	2014	2013	2014
	(unaudited)	(unaudited)

Income	$-	$-	$-
Total Revenue	$-	$-	$-

EXPENSES:
Selling, General and Administrative	-	72	6,876
Professional Fees	-	8,846	86,091
Total Expense	-	8,918	92,967
Loss from operations	-	(8,918)	(92,967)
OTHER INCOME/(EXPENSE):
Interest Expense	(3,032)	(3,197)	(25,526)

NET LOSS	(3,032)	(12,115)	(118,493)
Basic and fully diluted net loss per common share:	(0.00)	(0.01)

Weighted average common shares outstanding	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements.

Pretoria Resources Two, Inc.

(A Development Stage Company)

Statement of Stockholder's Deficit

					Additional	Deficit Accumulated During
	Common Stock		Preferred Stock		Paid-in	Development	Total
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Balances, December 31, 2007	1,000,000	$100	-	$-	$-	$(9,895)	$(9,795)

Net loss	-	-	-	-	-	(11,474)	(11,474)

Capital Contributions	-	-	-	-	-	-	-

Issuance of common shares	-	-	-	-	-	-	-

Balances, December 31, 2008	1,000,000	$100	-	$-	$-	$(21,369)	$(21,269)

Net loss	-	-	-	$-	$-	$(9,772)	$(9,772)

Balances, December 31, 2009	1,000,000	$100	-	$-	$-	$(31,141)	$(31,041)

Net loss	-	-	-	$-	$-	$(15,405)	$(15,405)

Balances, December 31, 2010	1,000,000	$100	-	$-	$-	$(46,546)	$(46,446)

Net loss	-	-	-	-	-	$(22,881)	$(22,881)

Balances, December 31, 2011	1,000,000	$100	-	$-	$-	$(69,427)	$(69,327)

Net loss	-	-	-	-	-	$(24,671)	$(24,671)

Balances, December 31, 2012	1,000,000	$100	-	$-	$-	$(94,098)	$(93,998)

Gain of Forgiveness of Debt	-	-	-	-	22,600	-	22,600

Net loss	-	-	-	-	-	(21,363)	(21,363)

Balances, December 31, 2013	1,000,000	$100	-	$-	$22,600	$(115,461)	$(92,761)

Net loss	-	-	-	-	$-	(3,032)	(3,032)

Balances, June 30, 2014	1,000,000	$100	-	$-	$22,600	$(118,493)	$(95,793)

The accompanying notes are an integral part of these financial statements.

Pretoria Resources Two, Inc.

(A Development Stage Company)

Statements of Cash Flows

			Cumulative Totals
	For the six months ended		Since Inception May 25, 2007
	June 30,		to June 30,
	2014	2013	2014
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,032)	$(12,115)	$(118,493)
Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
Gain on Forgiveness of Debt	-	-	22,600
Increase (decrease) in Accounts Payable	(500)	(425)	2,050
Increase (decrease) in Accrued Expenses - Related Party	3,032	2,598	17,928
Increase (decrease) in Accrued Expenses	-	600	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(500)	(9,342)	(75,915)
CASH FLOWS FROM FINANCING ACTIVITIES:
Note Payable to Related Party	500	9,370	75,815
Note Payable	-	-	-
Capital Stock Purchase	-	-	100
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	500	9,370	75,915

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	-	28	-

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	-	12	-

END OF THE PERIOD	$-	$40	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-	$-
Taxes	$-	$-	$-
NON CASH INVESTING AND FINANCING ACTIVITIES
Gain on Forgiveness of Debt	$-	$-	$22,600

The accompanying notes are an integral part of these financial statements.

PRETORIA RESOURCES TWO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2014

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

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $118,493 used cash from operations of $75,915 since its inception, and has a negative working capital of $95,793 at June 30, 2014.

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
AS OF JUNE 30, 2014

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2014.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of June 30, 2014, the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended June 30, 2014.

PRETORIA RESOURCES TWO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2014

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at June 30, 2014.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2014, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period ended June 30, 2014.

PRETORIA RESOURCES TWO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2014

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
AS OF JUNE 30, 2014

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

NOTE D - SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of June 30, 2014.

NOTE E - CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $.0001 par value per share.

During the period from inception (May 25, 2007) through June 30, 2014, the Company issued 1,000,000 shares to Allison Carroll.

On December 23, 2008, former, major shareholders Gail Davis and Barbara Deadwiley resigned as officers and as members of the Company’s board; all shares were cancelled and issued to Allison Carroll who now serves as the Company’s officer and board member.

The Company is authorized to issue 10,000,000 preferred shares at $.0001 par value per share. During the period from inception (May 25, 2007) through June 30, 2014, the Company issued no preferred shares.

NOTE F - DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of June 30, 2014 and to date has had no significant operations. Recovery of the Company assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

PRETORIA RESOURCES TWO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2014

NOTE G - RELATED PARTY NOTE PAYABLE AND NOTE PAYABLE

The Company has Notes Payable outstanding to related parties:

	June 30,	June 30,
	2014	2013
Note Payable, due upon demand, 8% per year	$75,815	66,095

The accrued interest on Note Payable to Related Party not paid for the period from inception (May 25, 2007) through June 30, 2014 was $17,928.

The Notes Payable is listed as follows:

	December 31,	December 31,
	2013	2012
Note Payable, due upon demand, 8% per year	$0	15,000

On November 14, 2013, the above debt was forgiven. At the time of forgiveness, accrued interest on Note Payable not paid for the period from inception (May 25, 2007) through November 14, 2013 was $7,600. Since the Note Payable is between the Company and a related party, the Forgiveness of Debt was adjusted to be included in Additional Paid in Capital.

NOTE H - INCOME TAX

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. For Federal and New York income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss as of June 30, 2014, is approximately $95,894 and $92,834 as of December 31, 2012. No tax benefit has been reported in the financial statements because after evaluating our own potential tax uncertainties, the Company has determined that there are no material uncertain tax positions that have a greater than 50% likelihood of reversal if the Company were to be audited. The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	June 30, 2014	December 31, 2013
Deferred tax asset:
NOL Carry forward	$32,603	31,563
Valuation allowances	(32,603)	(31,563)
Deferred Tax Asset	$0	0

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

Liquidity and Capital Resources

At June 30, 2014 and December 31, 2013, our fiscal year end, we had no assets. At June 30, 2014, the Company had total liabilities of $95,793 compared with total liabilities of $92,762 at December 31, 2013, in each case, comprised exclusively of amounts owed to a current stockholder and accounts payable. All debt owed to such individual was forgiven subsequent to the date of this report, as reported by the Company in it current Report on Form 8-K as filed with the SEC on December 18, 2014.

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

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	For the Cumulative Period from May 25, 2007 (Inception) to June 30, 2014
Net Cash Provided By (Used In) Operating Activities	$(500)	$(9,342)	$(75,915)
Net Cash Provided By Financing Activities	$500	$9,370	$75,915
Net Increase (Decrease) in Cash and Cash Equivalents	$-	$28	$-

We do not expect to engage in any substantive activities unless and until such time as we enter into a Business Combination with a Target, if ever.

Results of Operations

Since our inception, we have not engaged in any substantive operations, other than seeking to identify a Target, nor have we generated any revenues. We reported a net loss for the three and six month periods ended June 30, 2014 of $1,516 and $3,032, compared to a net loss of $4,633 and $12,115 for the comparable 2013 periods, and have suffered a net loss since inception of $118,493. At June 30, 2014, we had a working capital deficit of $95,793 compared to a working capital deficit of $92,760 at December 31, 2013. Since our inception, our operating expenses have principally comprised professional fees and expenses incurred in connection with the filing of reports under the Exchange Act, as well as interest accrued on loans from stockholders.

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

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2014, the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15. As a result of our continuing efforts to remediate the material weaknesses in our internal control over financial reporting that existed as of December 31, 2012 and which remained extant as of the close of the period covered by this Report, our PEO concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2014.

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRETORIA RESOURCES TWO, INC.

Date: March 4, 2015	By:	/s/ Ronald Williams
	Name:	Ronald Williams
	Title:	President, Principal Executive Officer and Principal Financial Officer

