Form 10-K
period 2014-12-31
Pretoria Resources Two, Inc
filed 2015-05-14
CIK 1412068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number: 000-52901

PRETORIA RESOURCES TWO, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-0383696
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 West Main Street, West Fargo, ND	58078
(Address of registrant's principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes     ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes    ☐ No

The aggregate market value of voting and non-voting common equity held by non-affiliates as of May 12, 2015 was approximately $ -0- .

At May 12, 2015 there were 11,000,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

As more fully described under the heading “BUSINESS – The Merger,” appearing on page 1 of this Annual Report on Form 10-K (“Annual Report”), Pretoria Resources Two, Inc. entered into an Agreement and Plan of Merger dated April 6, 2015, by and among Pretoria Resources Two, Inc., BTND Merger Sub, LLC, a wholly-owned subsidiary of Pretoria, BTND, LLC, all of the members of BTND, and Titan Asset Advisors LLC, a Delaware limited liability company, as to certain limited provisions. Pursuant to the merger agreement, BTND Merger Sub would merge with and into BTND, with BTND remaining as the surviving entity and a wholly-owned operating subsidiary of Pretoria. This transaction is referred to throughout this Annual Report as the “Merger.” The parties entered into an amendment to the Agreement and Plan of Merger dated April 21, 2015 to reflect information learned by Pretoria during its due diligence investigation of BTND. A copy of the original merger agreement was filed as an exhibit to a Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on April 6, 2015. A copy of the amendment to the merger agreement was filed as an exhibit to a Current Report on Form 8-K filed by Pretoria with the SEC on April 21, 2015, which Current Report provided Form 10 level information relating to BTND, the operating company acquired in the Merger. The Merger was effective as of April 23, 2015 upon the filing of a certificate of merger with the Secretary of State of the State of Colorado.

In accordance with guidance provided by the staff of the Securities and Exchange Commission to the effect that, “for periods ending prior to consummation, periodic reports (Forms 10-Q and 10-K) should be filed by the registrant (legal acquirer) as they become due in the ordinary course of business, and should include the financial statements of the registrant on a premerger basis.” (Division of Corporate Finance Financial Reporting Manual, Section 12220.1(c)) Therefore, the Company is filing with this report the financial statements of Pretoria Resources Two, Inc. for the two year period ended December 31, 2014 that do not give effect to the Merger.

As enumerated in the tables below, in this Annual Report:

•

each disclosure Item relating to a discussion of the business of the registrant includes information with respect to the business being conducted by the registrant as of the date of this Annual Report after giving effect to the Merger; and

•

each disclosure Item relating to a narrative discussion of financial information of the registrant relates to information included in the financial statements filed with this Annual Report before giving effect to the Merger.

In this Annual Report, the items identified below disclose information with respect to the registrant as of December 31, 2014, the close of the period covered by this Annual Report, prior to giving effect to the Merger, as required by Regulation S-K and Regulation S-X:

Item 6	Selected Financial Data
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A	Quantitative and Qualitative Disclosures About Market Risk
Item 8	Financial Statements and Supplementary Data
Item 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A	Controls and Procedures
Item 9B	Other Information
Item 11	Executive Compensation
Item 13	Certain Relationships and Related Transactions, and Director Independence
Item 14	Principal Accounting Fees and Services
Item 15	Exhibits, Financial Statement Schedules

In this Annual Report, the items identified below disclose information with respect to the business being conducted by the registrant as of the date of the filing of this Annual Report after giving effect to Merger, as required by Regulation S-K:

Item 1	Business
Item 1A	Risk Factors
Item 1B	Unresolved Staff Comments
Item 2	Properties
Item 3	Legal Proceedings
Item 4	Mine Safety Disclosures
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 10	Directors, Executive Officers and Corporate Governance
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The registrant directs investors to its Current Report on Form 8-K filed with the SEC on April 21, 2015 with which the registrant filed audited financial statements of BTND, LLC, the business acquired by the registrant in the Merger, for the years ended December 31, 2013 and 2014 and which includes a discussion of, among other things, the financial condition of the registrant and its results of operations after giving to the Merger. The foregoing Current Report on Form 8-K can be found at the following link: http://www.sec.gov/Archives/edgar/data/1412068/000147793215002629/prti_8k.htm

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. Such statements include express or implied statements concerning the Company’s future revenues, expenditures, capital or other funding requirements, the adequacy of the Company’s current cash and working capital to fund present and planned operations and financing needs, the growth of the Company’s business, the timing of our expansion plans, the cost of raw materials and labor, consumer preferences, the effect of government regulations on the Company’s business, the Company’s ability to compete in its industry, as well as future economic and other conditions both generally and in the Company’s specific geographic markets. These statements are based on currently available operating, financial and competitive information and are subject to various risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated or implied in the forward-looking statements due to a number of factors including, but not limited to, those set forth below in the section entitled “Risk Factors” and those other risks and uncertainties detailed herein and in the Company’s filings with the Securities and Exchange Commission. Given those risks, uncertainties and other factors, many of which are beyond the Company’s control, you should not place undue reliance on these forward-looking statements.

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

These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us. The forward-looking events we discuss in this Annual Report on Form 10-K speak only as of the date of such statement and might not occur in light of these risks, uncertainties and assumptions. Except as required by applicable law, we undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business

As described in the Explanatory Note, the disclosure relating to the business of the issuer required by this Item 1 is as of the date of this Annual Report on Form 10-K (“Annual Report”).

History

Pretoria Resources Two, Inc. (“we,” “us,” or “Pretoria”) was incorporated in the State of Nevada on September 27, 2007 and is the successor in interest to Pretoria Resources, Inc., a Delaware corporation organized on May 25, 2007, upon the merger of the companies effective October 1, 2007. We were organized to serve as a vehicle for a business transaction through a capital stock exchange, merger, asset acquisition or other similar business transaction with an operating or development stage business which desired to utilize our status as a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, until the consummation of the transactions described below, we were a “shell company” as defined under the Exchange Act.

On December 23, 2008, Gail Davis and Barbara Deadwiley, the sole directors, officers and stockholders of Pretoria, resigned from all position held by them as of said date. In addition, Ms. Davis returned for cancellation 900,000 shares of common stock registered in her name and Ms. Deadwiley returned for cancellation 100,000 shares of common stock registered in her name, representing all of the shares of common stock registered in their respective names as of said date. Also on December 23, 2008, the board of directors appointed Allison Carroll to serve as Pretoria's sole director and as its president and accepted the subscription of Ms. Carroll to purchase 1,000,000 shares of common stock for an aggregate price of $100, equal to the par value per share. After giving effect to these transactions, Ms. Carroll became Pretoria’s sole stockholder, director and officer.

By letter dated November 14, 2013, Gail Davis forgave all debt owed to her by Pretoria as evidenced by a promissory note in the principal amount of $15,000.00 dated August 1, 2007.

By agreement dated December 17, 2014, among Pretoria, Ms. Carroll, Bryan Glass and Ronald Williams, Ms. Carroll (i) sold 500,000 shares of Pretoria’s common stock registered in here name to Mr. Glass; (ii) sold 450,000 shares of common stock registered in her name to Mr. Williams; (iii) forgave all debt owed by Pretoria to her as of said date; (iv) resigned as Pretoria’s sole executive officer; and (v) in her capacity as the sole member of the board of directors, appointed Bryan Glass to serve as a director of Pretoria. In consideration of Ms. Carroll’s agreements, Mr. Glass and Mr. Williams agreed (x) to pay all costs and expenses of Pretoria after the date of the agreement in connection with its operations generally and all costs and expenses that Pretoria will incur in connection with satisfying its obligations under the Exchange Act until the first to occur of a “Business Transaction” or two years from the date of the agreement; and (y) actively engage in the identification of and negotiation with an operating company with which Pretoria would enter into a Business Transaction and to pay all costs and expenses of Pretoria that may be incurred in connection with such activities. Subsequent to consummation of the foregoing transactions, the board of directors appointed Mr. Williams to serve as Pretoria’s president, chief executive officer and chief financial officer. Throughout this Annual; Report, we refer to this agreement as the “December 2014 Agreement.”

The Merger

Pursuant to an Agreement and Plan of Merger dated April 6, 2015 (the “Merger Agreement”), by and among Pretoria, BTND Merger Sub LLC, a Colorado limited liability company and wholly-owned subsidiary of Pretoria (“Merger Sub”), BTND, LLC, a Colorado limited liability company (“BTND”), all of the members of BTND (the “Members”), and Titan Asset Advisors LLC, a Delaware limited liability company (“Titan”), as to certain limited provisions, Merger Sub agreed to merge with and into BTND, with BTND remaining as the surviving entity and a wholly-owned operating subsidiary of Pretoria. This transaction is referred to throughout this Annual Report as the “Merger.” The Merger was effective as of April 23, 2015, upon the filing of a certificate of merger with the Secretary of State of the State of Colorado (the “Effective Time”).

As used in this Annual Report, the terms the “we,” “us,” and “our” refer to the registrant after giving effect to the Merger, unless otherwise stated or the context clearly indicates otherwise. The term “Pretoria” refers to the registrant before giving effect to the Merger and the term “BTND” refers to BTND, LLC before the Merger.

At the Effective Time, the legal existence of Merger Sub ceased and all of the outstanding membership interests in BTND immediately prior to the Effective Time were cancelled, and a membership interest in BTND was issued to the Company. Simultaneously, the Company issued to the former holders of BTND membership interests, in consideration of the cancelation their membership interests in BTND, an aggregate of 9,911,000 restricted shares of the Company’s common stock, par value $0.0001 per share, equal to 90.1% of the total number of shares of common stock outstanding after giving effect to the Merger. The Merger represented a change in control of the Company. As of the date of this Annual Report, there are 11,000,000 shares of the Company’s common stock and no shares of the Company’s preferred stock outstanding.

As additional consideration for the acquisition of control of the Company by the Members, BTND issued to Titan a promissory note in the principal amount of $199,000.00 payable from the proceeds received by the Company from the first sale of securities by the Company after the Effective Time from which it receives gross proceeds equal to at least $2.0 million (the “Titan Note”). The Titan Note bears interest at the rate of 1% per annum.

The Merger Agreement contains customary representations, warranties, and covenants of the Company, BTND, the Members and Merger Sub for a reverse triangular merger (and accompanying transactions). Breaches of representations and warranties are secured by customary indemnification provisions.

Upon consummation of the Merger, the board of directors and management of the Company resigned as of the closing of the Merger Agreement and appointed new directors and management of the Company.

Pursuant to the Merger Agreement, Titan, an entity wholly owned by Bryan Glass, the principal stockholder of the Company, agreed to pay all costs and expenses of BTND in connection with the Merger and the first private offering of securities made by the Company after the Effective Time and to pay BTND’s legal fees in an amount up to $20,000.00.

Under the Merger Agreement, the Merger may be unwound and the Merger Agreement terminated and cancelled in the event that the Company has not received gross proceeds from an offering of its securities equal to at least $2 million (“Proceeds”) by a date that is 90 days after the closing of the Merger, upon the determination of the Members who held a majority in interest of the membership interests in BTND prior to the Effective Time. If the Merger is unwound, Titan has agreed to cancel the Titan Note.

On April 14, 2015, the parties entered into an Amendment to Agreement and Plan of Merger solely for the purpose of describing in the schedule of exceptions certain defects to title to properties held by BTND discovered by Pretoria’s during its due diligence investigation of BTND. A discussion of the defects in title to the properties held by BTND is set forth under the heading “Business – Burger Time History.” The Amendment also provides Parent and/or Merger Sub with the right to unwind the merger in the event that BTND has not cleared any defects to title to its properties within seventy five (75) days of the date of the agreement.

Overview of the Company’s Business

We develop, own and operate “Burger Time” restaurants. The first Burger Time restaurant opened in Fargo, North Dakota in 1987. Our restaurants feature a wide variety of burgers and other affordably priced foods such as chicken sandwiches, pulled pork sandwiches, sides and soft drinks. We believe that our restaurants appeal to a broad spectrum of consumers but our core customers comprise working men in the 20 - 40 year old demographic. We serve customers by way of a single or double drive-thru format and walk up windows. We do not offer interior seating but provide outdoor seating areas and parking areas for our customers’ use. We currently own and operate eight restaurants in the upper Midwest, including four restaurants in North Dakota, two in South Dakota and two in western Minnesota. Our primary growth strategy is to open new company-owned restaurants in existing and new markets and to establish a franchise program.

Our operating principles include: (i) offering bigger burgers and more value for the money; (ii) offering a limited menu to permit the maximum attention to quality and speed of preparation; (iii) providing fast service by way of the single or double drive-thru design and a computerized point-of-sale system at some of our restaurants that expedites the ordering and preparation process; and (iv) great tasting quality food made fresh to order at a fair price. Our primary strategy is to serve the drive-thru and take-out segment of the quick-service restaurant industry.

We operate in the fast food hamburger category of the quick service restaurant (“QSR”) segment of the restaurant industry. The QSR segment comprises fast food restaurants characterized by limited menus, limited or no table service and fast service. In the United States, the QSR segment is the largest segment of the restaurant industry and has demonstrated growth over a long period of time. According to Statista Inc., one of the leading statistics companies on the internet, which prepares and disseminates data relating to the restaurant industry and other industries, between 2004 and 2014, consumer spending in the QSR sector grew from $187 billion to $261.9 billion. In 2013, there were 232,611 QSR establishments in the U.S., each employing an average of 15.71 persons. Further, Statista’s information demonstrates that 82.6% of U.S. consumers visit fast food restaurants at least once a week, with around 14% visiting at least four times a week.

Menu

We seek to give our customers more good food for their money and to give it to them “hot ‘n fresh.”

Our restaurants feature a wide variety of juicy, flame broiled burgers that we refer to as “Bigger Burgers” because they are made with 25% more meat and are larger in diameter than the typical quarter pound burger offerings served by our competitors. Our burgers are custom made to our specifications by our supplier, with no fillers, only beef and salt. Each burger is made to a customer’s individual order, so they are served hot and fresh. Burger favorites include a mushroom Swiss burger, a jalapeno burger, and a full pound burger to satisfy the heartiest appetite. Other entrees include chicken sandwiches, pulled pork sandwiches and chicken chunks. Our burgers and sandwiches are served on fresh buns and are topped with generous helpings of top-tier condiments. We offer an array of traditional and signature sides, many of which have evolved into regional favorites, such as large cut battered onion rings, cheese curds, fried pickle spears and chicken fries. We also offer soft drinks and other reasonably priced food and beverage items. From time to time, we offer specialty sandwiches and wraps at similar price points. Our limited menu is designed to deliver quality across all products, a high taste profile and unmatched speed of delivery.

Our objective is to serve customers within 60 seconds of their arrival during the peak day parts of lunch and dinner and within 3 minutes at other times. We are able to achieve this on the basis of our single and double drive-thru format and on our integrated restaurant design and equipment lay-out that allows us to deliver exceptional food with fast service times. Several of our restaurants have a computerized point-of-sale system which displays each item ordered on a monitor viewed by food and drink preparers. This enables the preparers to begin filling an order before the order is completed and totaled, thereby increasing the speed of service to the customer and the number of sales per hour. We plan on installing similar point of sale systems in all of our restaurants during 2015.

One of our key operating strategies is to purchase most of our food items in single serving sizes, which allows us to minimize inventory and storage requirements and that mandates frequent deliveries, which ensures that our food is always fresh.

Our restaurants are generally open from 10 am to 10 pm per day, seven days a week, for lunch, dinner and late-night snacks and meals.

We believe that our restaurants appeal to a broad spectrum of consumers but we focus on appealing to working men in the 20 - 40 year old demographic who appreciate the size and variety of our burgers, the value for the money proposition offered by our bigger burgers and the speed and efficiency offered by our single and double drive-thru windows.

Locations

The table below provides basic information about each of our restaurants.

		Building	Land
Location	Open Since	(Approx Sq Ft)	(Square Feet)
Fargo, North Dakota	1987	600	35,000
Grand Forks, North Dakota	1989	650	29,580
Minot, North Dakota	1992	800	33,600
Bismarck, North Dakota	1989	600	30,750
Sioux Falls, South Dakota	1991	650	17,688
Sioux Falls, South Dakota*	1991	650	15,000
Moorhead, Minnesota	1988	600	22,680
Waite Park, Minnesota	1989	700	30,750

_____________

* Leased

We own the real estate on which all but one of our eight restaurants is situated. We believe that owning the land is a financially sound investment during this period of depressed real estate prices and we intend to pursue this strategy for so long as economic conditions allow. All of our owned properties are subject to mortgages secured by our real and personal property. We lease the property on which our Sioux Falls, South Dakota restaurants is situated on a month-to-month basis, for which we pay monthly rent of $1,300. Our restaurants are located in commercial and mixed use zoning districts, where our target customers work, which positions the restaurants for lunch and dinner visits.

Restaurant Design and Operation

Restaurant Design

Our restaurants are free-standing facilities with single or double drive-thru capability and walk-up service windows. Our restaurants are built to company-approved specifications as to size, interior and exterior decor, equipment, fixtures, furnishings, signs, parking and site improvements. The menu, store layout and equipment are designed to work together to allow us to offer exceptional food with fast service times. This integrated design allows for maximum food output with minimal labor.

The restaurants have a highly visible, distinctive and uniform look that is intended to appeal to customers of all ages. Our restaurants are generally 600 to 800 sq. ft. and are designed for maximum financial and operational efficiency. As a result of their small size, our restaurants can be constructed on as little as 15,000 square feet of land (by way of comparison, McDonalds advises prospective franchisees that the ideal site for a stand-alone restaurant is 50,000 square feet). As a result of the small size of the structure, our restaurants generally require a smaller capital investment and have lower occupancy and operating costs per restaurant than traditional quick-service competitors. The size of the facility also permits somewhat greater flexibility with respect to the selection of prospective sites for restaurants.

Our standard restaurant design encompasses a tidy red and white structure and features distinctive a single drive thru window or double drive thru windows on each side. The roof overhangs to protect the drive thru windows from the weather. A walk-up service window is situated at the front of each restaurant. Our design and color scheme is intended to convey a message of "clean and fast" to the passing motorist. Our restaurants do not provide an interior dining area but offer parking and a patio for outdoor eating.

Staffing

Each restaurant is staffed with twelve to sixteen employees, including a manager, assistant manager, supervisor, cooks and serving staff. Work shifts are staggered and vary in length of time to ensure superior customer service during our busiest times. We are highly focused on customer service and we aim to staff our restaurants with personnel who are friendly and customer focused.

We have been fortunate to have enjoyed a continuous relationship with each of the managers of our restaurants in excess of 11 years, which demonstrates to us that the care we take of our employees is reciprocated and that they enjoy working for our Company. Our highly experienced managers train new assistant managers over a period of several months in all facets of a restaurant’s operations. Other personnel can be trained in a matter of days.

Our manager training stresses food quality; fast, friendly customer service; restaurant cleanliness; and proper management operations of a quick service restaurant. We also focus on food safety and sanitation, employment laws and regulations, and systems to control food and labor costs.

Our managers and assistant managers are full time employees. We support our managers by offering competitive wages and benefits, including an incentive bonuses tied to sales performance for each quarter. Most other staff members are part time employees.

Our future growth and success are highly dependent upon our ability to attract, develop and retain qualified restaurant management and hourly staff members, which may be challenging.

Restaurant Reporting

Each restaurant has a computerized point-of-sale system monitored by the management of the restaurant. With this system, managers are able to monitor sales, labor, customer counts and other pertinent information. This information allows a manager to better control labor utilization, inventories and operating costs. Information is reported up to our corporate staff where it is analyzed to maximize cost efficiencies in food and labor costs and inventories and customer counts on a weekly basis and profit and loss statements and balance sheets on a monthly basis.

The general manager of each restaurant reports directly to our President, who oversees all aspects of restaurant operations including kitchen operations, restaurant facility management, new restaurant openings and the roll-out of key operational initiatives. All of our restaurants prepare detailed monthly operating budgets, and compare their actual results to their budgets.

Purchasing and Distribution

We purchase all of our food, paper, packaging and related supplies from Sysco Corporation, the nation’s largest distributor of food products. Sysco distributes these supplies to our restaurants on a frequent and routine basis. Typically, our inventory of supplies is never more than $5,000 at any restaurant. This ensures that our food is consistently fresh and frees cash flow for other purposes.

We are party to a five-year exclusive beverage service agreement under which we have agreed to purchase all of our beverages, other than coffee, tea or milk, from Dakota Beverages, LLC, d/b/a Pepsi Beverages Co., through December 22, 2015. Under this agreement, Pepsi provides to us certain small economic incentives for being an exclusive supplier and all beverage-dispensing equipment free of charge.

Beef is our largest product cost item and represented approximately 32% of our total restaurant supplies costs for 2014. Fluctuations in supply and prices can significantly impact our restaurant service and profit performance. For example, during the last 12 months, beef increased by nearly 24%.

Marketing and Advertising

Our marketing efforts are intended to convey the principles that we believe attract our core customers – we provide our patrons with more good food for their money by offering them “a bigger burger” and we give it to them “hot ‘n now.”

To date, our marketing and advertising spend has been allocated to advertisements in newspapers and radio in the geographic areas in which our restaurants are located. In addition, we have employed product discount coupons, live remote broadcasts, customer contests and direct mailings. We also utilize marketing incentives from our suppliers whenever possible. Increasingly, we deploy social media tools, such as Facebook, to promote our brand and local stores.

Our marketing related expenditures were approximately 1.25% and 1.3% of revenues for 2014 and 2013, respectively.

We expect that as we expand our restaurant base and commence a franchise program, our marketing and advertising expenditures will increase commensurately. We expect that as we open new restaurants in existing geographic areas, we will be able to take advantage of operating and marketing efficiencies resulting from the “clustering” of our restaurants.

We expect to develop and deploy a more sophisticated marketing campaign intended to build consumer brand awareness of our restaurants.

Targeted New Restaurant Economic Model

Our new restaurant economic model is based on a low capital investment, low preopening expenses and lean and disciplined operating efficiencies. For example, because we do not offer interior seating, our restaurant footprint is small, generally around 650 sq. ft., which can be situated on a parcel of real estate as small as 15,000 sq. ft (approximately 0.344 acres), which includes sufficient space for parking and outdoor seating. Accordingly, our real estate costs, whether we purchase or lease, are low. Operationally, we take several steps to maintain efficiency, including maintaining inventory of no more than approximately $5,000 per store at any given time (which also has the advantage of allowing for frequent deliveries of fresh food).

Our current new restaurant investment model targets an average total cash investment of $470,000. This figure includes cash allocated to the acquisition of real estate at a price of $350,000, for which we will contribute $87,500 of the purchase price in cash, or 25%, and the balance of which, $262,500, or 75%, we will finance through third parties. Real estate and finance costs may vary materially by location. We believe that owning the land is a financially sound investment during this period of depressed real estate prices and we intend to pursue this strategy for so long as economic conditions allow.

Restaurant opening expenses (also referred to as “preopening” expenses) include incremental out-of-pocket costs that are directly related to the openings of new restaurants and incurred prior to opening. New restaurant preopening expenses include the following:

Fixtures and construction:	$150,000
Equipment and machines:	$150,000
Initial inventory:	$15,000
Training and related costs:	$12,500
Grand opening advertising:	$15,000
Security deposits, utility deposits, business licenses, attorneys’ fees and prepaid expenses, including insurance and miscellaneous expenses:	$22,500

Preopening costs can fluctuate significantly from period to period, based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant.

We may also seek to acquire sites for new restaurants that previously had been operated as quick service restaurants but that discontinued operations for any number of reasons. Our research shows that there are a number of these sites with improvements available for purchase at favorable prices, in some cases below replacement cost. If we purchase properties such as these, we may be able to utilize the existing structure and remodel or reconstruct it to our specifications. We believe that we can convert these locations into Burger Time restaurants quickly and at meaningful cost savings relative to new restaurant construction. We believe that we can make these locations successful because we have developed a successful business model based on low capital requirements to construct and operate our restaurants. These low costs allow us to operate profitably where other fast food restaurants may not be able to because, for example, franchise fees may reduce the owner’s profits below what might be acceptable.

We believe that our new restaurants may require several months after opening, or more, to achieve their targeted restaurant-level sales and operating margin due to cost of sales and labor inefficiencies, especially with respect to restaurants that we open in new geographic areas. How quickly new restaurants achieve their targeted sales and operating margin depends on many factors, including the level of consumer familiarity with our brand when we enter new markets, as well as the availability of experienced managers and other staff. However, every restaurant has a unique opening sales pattern, and this pattern is difficult to predict. As a result, a significant number of restaurant openings in any single fiscal quarter, along with their associated opening expenses, could have a significant impact on our consolidated results of operations for that period. We believe that by a restaurant’s second full year of operations, we can achieve an annualized cash-on-cash return of approximately 30% of our investment on new restaurants, although there is no guarantee that this target will be met.

Growth Strategy

We believe that we are well-positioned to take advantage of significant growth opportunities because of our relatively low new restaurant opening costs, disciplined business model and low financing costs. We plan to continue to expand our business and drive restaurant sales growth, improve margins and enhance our competitive positioning by executing on the following strategies:

Expand Our Restaurant Base

New restaurant development is expected to be the key driver of our growth strategy. We believe that there are numerous opportunities to open new restaurants in existing and new geographic areas. Initially, we plan to develop new restaurants in some of our existing markets to take advantage of operational and financial efficiencies. This “clustering” approach can provide specific economic benefits including lower supply and distribution costs, improved marketing efficiencies and increased brand awareness. As we continue to increase and strengthen our position in our core markets, we intend to expand our presence into key, contiguous new markets. We believe a contiguous market expansion strategy will provide us with an attractive opportunity to develop brand awareness and infrastructure while increasing our geographic presence. Our current plan is to open an estimated three to six company-operated restaurants in fiscal 2015 and six to eight company-operated restaurants in fiscal 2016 in existing and new markets in the Midwest.

We are developing a franchise program that we expect to introduce in 2016. Though we have not undertaken any research to establish the franchise potential of our restaurants, we believe that our restaurant concept will be attractive to potential franchisees because of the low cash investment requirements and ease of operation of our restaurants. On these bases, we believe that we can develop an active franchise market. We view a franchise program as an important tool for increasing revenues and growing our brand.

From time to time, we (and our franchisees) may close restaurants based on operating metrics or other factors, though we do not anticipate closing any company-operated restaurants in fiscal 2015. There is no guarantee that we will be able to open new company-operated or franchised restaurants, or to increase the overall number of our restaurants. We may be unsuccessful in expanding within our existing or into new markets for a variety of reasons described below under “Risk Factors,” including competition for customers, sites, franchisees, employees, licenses and financing.

Increase Our Comparable Restaurant Sales

We believe that new restaurant openings relative to our comparable restaurant base will be our primary driver of growth and increased revenue. However, we are considering a number of ways to improve sales and restaurant performance, including serving the morning day part by adding a breakfast menu and by offering ice cream products during the day and night time day parts. We believe that a breakfast menu would be relatively easy to incorporate into our existing operations because there would be little impact to our distribution requirements, given that our sole food supplier, Sysco, can provide us with a wide range of breakfast foods that would mesh nicely with our existing menu, and the type of food we would offer on a breakfast menu would entail preparation and cooking techniques similar to our existing menu. In management’s estimation, by adding ice cream products, including shakes, to our menu, we may be able to attract a more diverse range and steady flow of customers, including families with children. In addition, we will continue to create and offer seasonal and limited-time specialties to keep our menu fresh and our customers interested.

Increase Brand Awareness

Our loyal customer base and following is now entering a third generation of Burger Time devotees. In order to develop and enhance brand awareness, we intend to update and expand our web presence. We expect to create a complete web-based program designed around mobile usage, including introducing a web- based loyalty program. We will deploy internet advertising to match specific menu items targeted to specific demographic groups. We will deploy cross-over ads with radio and social media interacting with each other. We intend to develop social media campaigns in other markets.

New Restaurant Development

Site Selection

We consider the location of a restaurant to be the most important factor in the long-term success of a restaurant. Accordingly, we devote significant effort to the investigation and evaluation of potential restaurant locations. Our team works together with outside real estate consultants to locate, evaluate and negotiate new sites using various criteria, including demographic characteristics, daytime population thresholds and traffic patterns, along with the potential visibility of, and accessibility to, the restaurant. Because of our low development and operating costs, our restaurants may be located in a variety of neighborhoods, which gives us greater flexibility and reduces our operating risk when selecting new restaurant locations.

Design and Construction

We will continue to focus on developing freestanding sites with either a single or double drive-thru format, which appeals to our core customers who appreciate speedy and efficient service. We work with local architects and engineers, as necessary, to design a structure that comports with our traditional look and feel. We employ local contractors for all facets of the construction and to obtain building, occupancy and related licenses. Our corporate office is responsible for obtaining all necessary permits and licenses required in connection with the operation of our restaurants.

Our site selection and development process may take from 4 to 6 months from the point when we select a community in which to open a restaurant to the grand opening. The actual timeframe for the development of a new restaurant will vary based on site specific considerations such as whether the location is a new construction or converted from an existing structure, or whether the location is within a new or existing market. Other factors will bear on development times, including the impact of weather and the availability of qualified contractors and construction crews. Our President currently oversees each step of the development process that prepares a new restaurant for turnover to operations, though we expect that as the pace of development increases, we will engage a senior executive officer to undertake the development role.

Franchise Program

We believe that our restaurant concept will be attractive to potential franchisees because of the low cash investment requirements and ease of operation of our restaurants.

The franchise structure represents an attractive growth strategy for our Company, because it:

•	will afford us access to investment capital without forcing us to cede control of our Company to new investors;

•

ultimately may permit us to benefit from the economies of scale associated with larger organizations, such as by allowing us to enter into long-term/high volume contracts with suppliers which could reduce the cost of inventory and distribution;

•	would give us the opportunity to deploy regional advertising and promotional programs;

•	provide us with access to motivated entrepreneurs who have greater incentive than employees to operate their businesses successfully because they have a direct stake in the operation; and

•	would represent the possibility to compound revenue growth without requiring a corresponding increase in infrastructure, which we expect would add to our bottom line.

We are in the early stages of developing our franchise model and have not created any franchise program documents or made filings with any regulatory body in any jurisdiction relating to such a program. We expect that our first franchises will be developed in the Midwest, where we believe that we will be able to more competently and efficiently monitor, manage, support and oversee the development of our franchisees. We believe that this will allow us to optimize brand marketing within our geographic area.

The development of a franchise program represents a significant commitment of resources, both financial and management, and we cannot be certain that our franchise program would be successful. If we implement a franchise program, it will deplete capital that would otherwise be allocated to developing company-owned restaurants and will divert management’s attention from operating and managing our existing restaurants.

Trademarks and Service Marks

We have registered our trademark “Hot ‘n Now” with the United States Patent and Trademark Office. We have also registered our mark “It’s Burger Time” with the State of North Dakota. We believe that our trademarks and service marks have value to us and are important to our marketing efforts. We may develop additional marks in the future. Our policy is to pursue registration of our marks whenever possible and to oppose vigorously any infringement of its marks.

Competition

The QSR segment of the restaurant industry is highly competitive and is dominated by major chains that possess substantially greater financial and other resources than we have. The industry is affected by changes in a geographic competition, changes in the public’s eating habits and preferences, local and national economic conditions affecting consumer spending habits, population trends and local traffic patterns. Key elements of competition in our industry are the price, quality and value of food products offered; quality and speed of service; advertising effectiveness; brand name awareness; restaurant convenience; and attractiveness of facilities. We compete primarily on the basis of value of food (portion size), price, food quality and speed of service. A significant change in pricing or other marketing strategies by one or more of our competitors could have an adverse impact on our sales, earnings and growth. Our competition includes a variety of national and regional fast food chains and locally-owned restaurants that offer carry-out, dine-in, delivery and catering services, many of which have achieved significant brand and product recognition and engage in extensive advertising and promotional programs. Our competition in the geographic areas in which operate include McDonalds, Burger King, Carl’s Jr. and Wendy’s.

In addition, if we implement a franchise program, we will compete for franchisees with many franchisors of restaurants and other business concepts that have greater market recognition and greater financial, marketing and human resources than we do.

Seasonality

Seasonal factors and the timing of holidays cause our revenue to fluctuate from quarter to quarter. Our revenue per restaurant is typically slightly lower in the first and fourth quarters due to holiday closures and the impact of cold weather at our upper Midwest locations. Adverse weather conditions may also affect customer traffic, especially in the first and fourth quarters, when customers do not use our outdoor seating areas, which impacts the use of these areas and may adversely affect our revenue.

Employees

As of March 31, 2015, we had 100 employees, 29 of whom are full time and 71 of whom are part time. These included three corporate personnel and six restaurant managers, all of whom are salaried employees, and 91 assistant managers and restaurant staff, all of whom are hourly employees. We believe that relations with our employees are good. There has been no union activity at any of our restaurants.

Burger Time History

On May 11, 2007, BTND entered into an Asset Purchase Agreement (“Asset Purchase Agreement”) with BTAC Properties, Inc. (“BTAC Properties”), a subsidiary of Sten Corporation (“Sten”), both of which were affiliates of BTND as of the date thereof. Pursuant to the Asset Purchase Agreement, BTND purchased substantially all of the assets of BTAC Properties, including 14 restaurant locations, and assumed certain liabilities relating to its Burger Time restaurant business, for a price of $3,692,749 (the “Purchase Price”). Eight of the real properties acquired by BTND under the Asset Purchase Agreement were subject to mortgages securing obligations owed by BTAC Properties to Standard Insurance Company (“Standard Insurance”) under promissory notes issued by BTAC Properties in favor of Standard Insurance. Title to the real properties (and fixtures) was transferred by BTAC Properties to BTND by way of General Warranty Deeds. The parties agreed that the BTND would not record the General Warranty Deeds until such time BTAC Properties obtained the approval of Standard to the transfer of the mortgaged properties, as required by the terms of the mortgages covering such properties. BTND has paid the Purchase Price in full, subject to remaining payments under a promissory note made by BTND in favor of Sten (the “BTND/Sten Note”). BTND has made all payments to Sten under the BTND/Sten Note on a timely basis.

Gary Copperud, the President and a director of our Company and the manager of BTND since its inception in 2007, was a director of Sten until May 2007 and continues to be a principal stockholder in that company. Mr. Copperud also was the president of each of BTAC and BTAC Properties since their inception until a date immediately prior to the Asset Purchase Agreement.

By reason of a drafting oversight, the Asset Purchase Agreement as originally executed among the parties identified Burger Time Acquisition Corporation (“BTAC”) as the seller; however, as of the date of the agreement, BTAC did not own the assets being sold, but rather, all of the assets were owned by and held in the name of BTAC Properties. On April 13, 2015, BTAC Properties, BTAC, Sten and BTND entered into an Amendment Agreement to, among other things, correct the drafting oversight in the Asset Purchase Agreement and substitute BTAC Properties as the seller of the assets in place of BTAC (the “Amendment Agreement”). This Amendment Agreement further provides that neither BTAC Properties, BTAC nor Sten would take any action that would jeopardize BTND’s ownership in the real properties it acquired under the Asset Purchase Agreement, including selling or encumbering the property in any way and that each such party will do everything necessary to confer upon BTND the benefits of the Asset Purchase Agreement, including vesting in BTND all right, title and interest to the properties in BTND’s name.

As noted above, eight of the properties sold by BTAC Properties to BTND were subject to mortgages held by Standard Insurance that provided that BTAC Properties either would obtain the prior approval of Standard to the transfer of the mortgaged properties or, pursuant to a “due on sale” provision included in the promissory notes and the mortgages, satisfy all of its obligations under the promissory notes made by BTAC Properties in favor of Standard. BTAC Properties has never sought to obtain Standard Insurance’s consent to the transfer of the properties to BTND. Accordingly,

•	the properties subject to the mortgages held by Standard continue to be subject to such mortgages; and

•	title to the properties has never been recorded in the name of BTND.

As of the date of this Agreement, BTND is the owner of the assets it acquired from BTAC Property that are subject to the mortgages held by Standard but is not the registered title holder as recorded in the property records offices in the counties where these properties are located. Moreover, these properties continue to be subject to the terms of the mortgages granted by BTAC Properties to Standard Insurance. (Standard Insurance granted its consent to the sale of two of the eight properties and a portion of the proceeds received from such sales was applied to the reduction of the Standard Insurance notes.)

The mortgages granted by BTAC Properties to Standard provide that any failure to either (i) obtain Standard’s approval of the transfer of the properties from BTAC Properties to BTND and pay the fees associated with the transfer, or (ii) cure the default under the BTAC Properties/Standard Notes to Standard Insurance’s satisfaction or (iii) otherwise satisfy the BTAC Properties/Standard Notes by prepaying them along with prepayment penalties and other fees and expenses, would give to Standard Insurance the right to foreclose upon the properties and sell them. In addition, Standard Insurance may have claim for damages against BTAC Properties and its parent, Sten, the amount of which cannot presently be determined.

As of December 31, 2014, the aggregate principal balance under the promissory notes made by BTAC Properties in favor Standard was $634,582.

BTND is advised that neither Sten nor BTAC Properties has the financial resources to satisfy the amounts due under the BTAC Properties/Standard Notes. If BTAC Properties is required to satisfy the these notes, it would have to call the amounts due under notes made by BTND to BTAC Properties. As of December 31, 2014, BTND owed $634,582 to Sten under the BTND/Sten Note. We do not have assets sufficient to satisfy BTND’s obligations under the BTND/Sten Note.

As of the date hereof, BTAC Properties and BTND are working with Standard Insurance to affect an approved transfer of the properties under the instruments. In addition, BTND is seeking to obtain commitments for one or more loans which would be secured by its properties, the proceeds of which it would use to satisfy Standard Insurance under the BTAC Properties/Standard Notes.

Under the BTAC Properties/Standard Mortgages, Standard Insurance has the option to waive its right to accelerate payment of and its right to call a prepayment under the BTAC Properties/Standard Notes upon a transfer by BTAC Properties of the properties to a third party if BTAC Properties satisfies certain conditions, including the provision of information regarding the transferee. BTAC Properties, through Gary Copperud, as a signatory on the BTAC Properties/Standard Notes, has made the written request and submitted the required documentation to Standard Insurance. We believe that Standard Insurance may be receptive to a transfer of the properties to BTND and its assumption of the mortgages and issuance of a new promissory note in the outstanding principal balance due under the BTAC Properties/Standard Notes because:

•	all payments due under the BTAC Properties/Standard Notes have been timely made since their issuance in 2007;

•	BTND has abided by all of covenants under the BTAC Properties/Standard Mortgages since their issuance; and

•

in view of the fact that Gary Copperud was the president and director of BTAC Properties, the operator of the Burger Time business at the time Standard Insurance made the loan and continues to operate the Burger Time business through BTND, there is a continuity of ownership that would provide Standard Insurance with the confidence that the business will continue to be operated profitably and that BTND will continue to be able to satisfy all of the obligations under the BTAC Properties/Standard Notes and the BTAC Properties/Standard Mortgages.

If Standard Insurance approves the transfer of the properties to BTND, it will be entitled to receive the aggregate sum of up to approximately $12,800 in transfer fees under the terms of the BTAC Properties/Standard Mortgages (using the principal balances as of December 31, 2014). Alternatively, Standard Insurance could require that the parties enter into a new agreements on terms different and, perhaps, less favorable, than the terms under the existing documents.

In the event that Standard Insurance does not approve the transfer of the properties to BTND under the terms of the BTAC Properties/Standard Mortgages, we believe that we will be able to secure alternative financing to satisfy all of the obligations under each of BTAC Properties/Standard Notes. As of May 1, 2015, the aggregate amount required to pay off the BTAC Properties/Standard Notes would be approximately $666,067, plus certain other fees and expenses that Standard would charge to satisfy all obligations under these instruments. BTND could offer as security for any such alternative financing all eight of the restaurants it owns, in which case the loan to value ratio would be approximately 50% assuming a value of $250,000 for each restaurant (which was the value that Standard Insurance ascribed to the two restaurants previously sold and for which it granted its approval), which we believe would be sufficient to secure a lender’s position. We also offer a history of profitability and timely performance of obligations under debt instruments. As of December 28, 2014, BTND has recorded a liability of $67,514 for settlement of this contingent fee.

We cannot be certain that Standard Insurance will approve the transfer. Moreover, have we not secured alternative financing to satisfy the amounts due to Standard insurance under the BTAC Properties/Standard Notes at this time and we cannot guaranty that we will be able to secure financing to pay off these notes or that the terms of any such financing would be favorable to our Company.

Regulation and Compliance

Our operations are subject to a wide range of federal, state and local government regulations, including those relating to, among others, public health and safety, zoning and fire codes, labor and franchising. Our failure to obtain or retain food or other licenses and registrations or exemptions would adversely affect the operations of our restaurants. We operate each of our restaurants in accordance with standards and procedures designed to comply with applicable laws, codes and regulations. To date, we have not experienced and do not anticipate any significant problems in obtaining required licenses, permits or approvals, however, any difficulties, delays or failures in obtaining such licenses, permits, registrations, exemptions, or approvals in the future could delay or prevent the opening of, or adversely impact the viability of, a restaurant.

The development and construction of additional restaurants will be subject to compliance with applicable zoning, land use and environmental regulations. We believe federal and state environmental regulations have not had a material effect on operations, but more stringent and varied requirements of local government bodies with respect to zoning, land use and environmental factors could delay construction and increase development costs for new restaurants.

We are also subject to the Fair Labor Standards Act, the Immigration Reform and Control Act of 1986 and various federal and state laws governing such matters as minimum wages, overtime, unemployment tax rates, workers’ compensation rates, citizenship requirements and other working conditions. A significant portion of the hourly staff is paid at rates consistent with the applicable federal or state minimum wage and, accordingly, increases in the minimum wage will increase labor costs. We are also subject to various laws and regulations relating to any future franchise operations. We are also subject to the Americans with Disabilities Act, which prohibits discrimination on the basis of disability in public accommodations and employment, which may require us to design or modify our restaurants to make reasonable accommodations for disabled persons.

We also will have to comply with the Patient Protection and Affordable Care Act of 2010 (the “ACA”) which requires employers such as us to provide adequate and affordable health insurance for all qualifying employees or pay a monthly per-employee fee or penalty for non-compliance. We are evaluating the impact the new law will have on our operations, and although we cannot predict with certainty the financial impact of the legislation, the law’s individual mandate may increase the number of employees taking part in our health insurance program, which could impact our results of operations in 2015. Implementing the requirements of the ACA is likely to impose additional administrative costs. The costs and other effects of these new healthcare requirements cannot be determined with certainty, but they may significantly increase our healthcare coverage costs and could have a material adverse effect on our business, financial condition and results of operations.

Our franchise operations will be governed by state laws that regulate the offer and sale of franchises and the franchisor – franchisee relationship. Such laws generally require registration of the franchise offering with state authorities and regulate the franchise relationship by, for example, requiring the franchisor to deal with its franchisees in good faith, prohibiting interference with the right of free association among franchisees, limiting the imposition of standards of performance on a franchisee and regulating discrimination against franchisees in charges, royalties or fees. In addition, such laws may restrict a franchisor in the termination of a franchise agreement by, for example, requiring “good cause” to exist as a basis for the termination, advance notice to the franchisee of the termination, an opportunity to cure a default and a repurchase of inventory or other compensation.

Environmental Matters

Our operations are subject to extensive federal, state and local laws and regulations relating to environmental protection, including regulation of discharges into the air and water, storage and disposal of waste and clean-up of contaminated soil and groundwater. Under various federal, state and local laws, an owner or operator of real estate may be liable for the costs of removal or remediation of hazardous or toxic substances on, in or emanating from such property. Such liability may be imposed without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances.

We have not conducted a comprehensive environmental review of all of our properties or operations. No assurance can be given that we have identified all of the potential environmental liabilities at our properties or that such liabilities will not have a material adverse effect on our financial condition.

Item 1A. Risk Factors.

As described in the Explanatory Note, the disclosure required by this Item 1A is as of the date of this Annual Report.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments.

As described in the Explanatory Note, the disclosure required by this Item 1B is as of the date of this Annual Report.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 2. Properties.

As described in the Explanatory Note, the disclosure required by this Item 2 is as of the date of this Annual Report.

A description of our restaurant properties appears above under the heading “BUSINESS - Locations.”

We lease our executive offices, consisting of approximately 1,000 square feet located at 405 West Main Street, West Fargo, North Dakota, on a month to month basis at a cost of $406 per month. We believe our current office space is suitable and adequate for its intended purposes and our near-term expansion plans.

Mortgages

In 2007, BTND purchased fourteen restaurants from BTAC Properties, of which Gary Copperud, our President and a member of our board of directors, was an officer and director. Eight of the properties, including four located in Minnesota and four located in South Dakota, were subject to mortgages securing debt under promissory notes made by BTAC Properties in favor of the lender, Standard Insurance Company. We are advised that BTAC Properties has made every payment to Standard Insurance under the promissory notes it issued in favor of Standard Insurance.

BTAC Properties did not notify Standard Insurance of the transfer of the properties to BTND, as required by the terms of promissory notes and mortgages. As a consequence, the change in ownership of the properties from BTAC Properties to BTND was never recorded in the property records offices in the counties in which they are located. Accordingly, BTND is not the record owner of the properties.

The Standard Insurance notes and mortgages permit the transfer of the properties to a third party subject to Standard Insurance’s prior approval and the payment of prescribed fees. In the event of a transfer of the properties without Standard Insurance’s approval, the entire outstanding balance due under the promissory notes made by BTAC Properties in favor of Standard Insurance become due and payable. Accordingly, BTAC Properties transfer of the properties to BTND without Standard Insurance’s approval and payment of fees represents a default under the terms of the promissory notes and mortgages covering the properties. The Standard Insurance notes and mortgages each include provisions that provide BTAC Properties the opportunity to cure such a default within sixty days after it receives written notice of a default of these provisions.

As of December 31, 2014, the aggregate principal balance owed by BTAC Properties to Standard Insurance under the two promissory notes was $634,583.

Under the mortgages made by BTAC Properties to Standard Insurance, any failure to either (i) obtain Standard Insurance’s approval of the transfer of the properties from BTAC Properties to BTND and pay the fees associated with the transfer; or (ii) cure the default under BTAC Properties’ notes to Standard Insurance; or (iii) otherwise satisfy the such notes by prepaying them (along with a prepayment penalty and other fees), would give to Standard Insurance the right to foreclose upon the properties and sell them. In addition, Standard Insurance may have claim for damages against BTAC Properties and its parent, Sten Corporation, the amount of which cannot be determined.

As of the date of this Annual Report, our Company continues to own six of the eight properties BTND acquired from BTAC Properties that are subject to the Standard Insurance mortgages. Therefore, these six properties are subject to foreclosure under the mortgages held by Standard Insurance. In addition, there may be other obligations to Standard Insurance for which we may be liable since neither BTAC Properties nor Sten has any assets and we may be required to sell other assets to raise the cash necessary to satisfy obligations to Standard Insurance.

BTND is advised that neither BTAC Properties nor Sten has the financial resources to satisfy the amounts due under the notes it made in favor of Standard Insurance. Therefore, if BTAC Properties were required to pay off the Standard notes, it would have to call the amounts due under the promissory note made by BTND to BTAC Properties, the principal balance of which was $634,583 as of December 31, 2014. Given that neither BTAC Properties nor Sten has the resources to satisfy the obligations under the promissory notes BTAC Properties issued to Standard Insurance, we may also be required to satisfy any other fees, penalties or damages Standard Insurance may have against BTAC Properties. We do not have financial resources sufficient to satisfy the obligations under the note made by BTND in favor of BTAC Properties.

If Standard Insurance is not satisfied under the BTAC Properties notes, including any other fees, penalties or damages associated therewith, it may foreclose on and sell he properties, in which case we would lose the properties. The loss of the properties would have a material adverse impact on our business.

In August 2013, BTND and BTND West, LLC, a wholly owned subsidiary of the Company, borrowed the sum of $272,000 from BNC National Bank (“BNC”) for the purpose of acquiring certain real property located in Sidney, Montana, which BTND subsequently sold in July 2014. The loan was made pursuant to a Loan Agreement and other agreements dated August 8, 2013, including a promissory note in the principal amount of $272,000 evidencing the debt under the loan agreement. The loan matures on November 8, 2018 and bears interest at a variable rate equal to the prime rate plus 1.75%, payable in monthly installments of principal and interest. The BNC loan is secured by a mortgage on the Company’s property located at 200 South Lewis Avenue, Sioux Falls, South Dakota and a security agreement by which BTND granted a security interest in all of its tangible and intangible property, including its accounts receivable. Gary Copperud, our President and a member of our board of directors, provided his unsecured, unconditional guarantee of the payment and performance of all existing and future debt and other obligations owed by BTND to BNC. The documents executed by BTND in connection with this loan contain customary representations, warranties and covenants of BTND and Mr. Copperud, as the case may be. As of December 31, 2014, BTND remained indebted to BNC in the principal amount of $218,764 under these loan documents.

Item 3. Legal Proceedings.

As described in the Explanatory Note, the disclosure required by this Item 3 is as of the date of this Annual Report.

The Company presently is not a party to, nor is management aware of, any pending, legal proceedings to which the Company is a party or of which any of its property is the subject.

Item 4. Mine Safety Disclosures.

As described in the Explanatory Note, the disclosure required by this Item 4 is as of the date of this Annual Report.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As described in the Explanatory Note, the disclosure required by this Item 5 is as of the date of this Annual Report.

Securities Authorized for Issuance and Outstanding

The Company’s articles of incorporation authorize the issuance of 100,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0,0001 per share. After giving effect to the terms of the Merger, as of the date of this Annual Report, there are 11,000,000 shares of common stock outstanding held by ten (10) persons, and no shares of preferred stock outstanding.

We are not obligated by contract or otherwise to issue any securities and there are not outstanding any securities that are convertible into or exchangeable for shares of our common stock.

Market Information

Our common stock does not trade, nor is it admitted to quotation, on any stock exchange or other trading facility. Management expects that it will seek to identify a market maker to apply to quote our common stock on the over-the-counter bulleting board ("OTCBB") but has not entered into an arrangement with any market maker to file the required application to commence such quotations as of this time. We cannot assure you that we will identify a market maker to sponsor our common stock to be admitted to quotation on the OTCBB, that our common stock will be admitted to quotation on the OTCBB or, if it is, that a trading market for our common stock will ever develop.

The Company is not obligated by contract or otherwise to issue any securities and there are no outstanding securities convertible into or exchangeable for shares of our common stock.

Shares Eligible for Future Sale

All outstanding shares of our common stock are “restricted securities,” as that term is defined under Rule 144 promulgated under the Securities Act, because they were issued in private transactions not involving a public offering. Accordingly, none of the outstanding shares of our common stock may be resold, transferred or otherwise disposed of unless such transaction is registered under the Securities Act or an exemption from registration is available. In connection with any transfer of shares of our common stock other than pursuant to an effective registration statement under the Securities Act, the Company may require the holder to provide to the Company an opinion of counsel to the effect that such transfer does not require registration of such shares under the Securities Act.

Restrictions on the Use of Rule 144 by Shell Companies or Former Shell Companies

Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, blank check companies, to their promoters or affiliates despite technical compliance with the requirements of Rule 144. Rule 144 also is not available for the resale of securities issued by any shell companies like us (other than business combination-related shell companies) or any issuer that has been at any time previously a shell company. The SEC has provided an exception to this prohibition, however, if the following conditions are met:

•	the issuer of the securities that was formerly a shell company has ceased to be a shell company;

•	the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act ;

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

As a result, none of our stockholders is currently able to sell shares of our common stock in reliance on Rule 144. Assuming we continue to meet the requirements set forth above, Rule 144 will become available to our stockholders one year after the date of this report. Our stockholders may currently resell their shares of our common stock only pursuant to a registration statement that has been declared effective under the Securities Act or pursuant to another exemption from registration.

Dividends

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

Repurchases of Equity Securities

None.

Recent Sales of Unregistered Securities.

On March 12, 2015, Pretoria sold 89,000 shares of common stock to Bryan Glass in consideration of the payment of $8.90, or $0.0001 per share. The sale of such stock was made in a privately negotiated transaction that did not involve a public offering of securities and, accordingly, we believe that such transaction was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and the rules promulgated thereunder. Mr. Glass represented to us in connection with his investment that he was an “accredited investor” (as defined by Rule 501 under the Securities Act) and was acquiring the shares for investment and not distribution, that he could bear the risks of the investment and could hold the securities for an indefinite period of time. The investor received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. The securities sold in this transaction are deemed restricted securities for purposes of the Securities Act.

Pursuant to the terms of the Merger Agreement, the Company issued 9,911,000 shares of common stock to seven people. The shares were issued pursuant to Section 4(2) of the Securities Act in a transaction not involving a public offering.

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

Item 6. Selected Financial Data.

As described in the Explanatory Note, the disclosure required by this Item 6 is provided as of December 31, 2014 in order to coincide with the information included in the financial statements filed with this Annual Report.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As described in the Explanatory Note, the disclosure required by this Item 7 is provided as of December 31, 2014 in order to coincide with the information included in the financial statements filed with this Annual Report.

The following discussion and analysis contains forward-looking statements which involve risks and uncertainties. Our actual results may differ significantly from the results expectations and plans discussed in these forward-looking statements.

Introduction

The following discussion relates to the financial condition and results of operations of the Company as of December 31, 2014, without giving effect to the Merger.

General

We were formed to serve as a vehicle to acquire, through a capital stock exchange reverse merger, asset acquisition or other similar business combination, an operating or development stage business which desires to utilize our status as a reporting corporation under the Exchange Act. We neither engaged in any commercial operations nor generated any revenues during the twelve-month period ended December 31, 2014, our fiscal year end.

Since our Registration Statement on Form 10 became effective through December 31, 2014, our management had contact and discussions with representatives of other entities regarding a Business Transaction with us. On April 23, 2015, we consummated a merger with BTND, LLC, which is described under Item 1. Business.

Liquidity and Capital Resources

As of December 31, 2014 and 2013, the Company had no assets. As of December 31, 2014, the Company had liabilities of $2,700, comprised exclusively of accounts payable, as compared to liabilities of $92,760 as of December 31, 2013, comprised exclusively of amounts payable to a related party and accounts payable.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2014 and December 31, 2013.

	Fiscal Year Ended December 31, 2014	Fiscal Year Ended December 31, 2013
Net cash provided by (used in) operating activities	$70,015	$(12)
Net cash provided by (used in) financing activities	$(70,015)	$-
Net increase (decrease) in cash and cash equivalents	$-	$(12)

Results of Operations

Through December 31, 2014, we did not engage in any revenue generating activities nor did we realize any revenues from operations.

We reported a net loss for the year ended December 31, 2014 of $14,265 compared to a net loss for the year ended December 31, 2013 of $21,363. The Company has a negative working capital of $2,700 at December 31, 2014.

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

Item 8. Financial Statements and Supplementary Data.

As described in the Explanatory Note, the issuer is filing with this Annual Report the financial statements of Pretoria for the years ended December 31, 2013 and 204 prior to giving effect to the Merger.

FINANCIAL STATEMENT INDEX

GEORGE STEWART, CPA

316 17TH AVENUE SOUTH

SEATTLE, WASHINGTON 98144

(206) 328-8554 FAX(206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Pretoria Resources Two Inc.

I have audited the accompanying balance sheets of Pretoria Resources Two Inc. (A Development Stage Company) as of December 31, 2014 and 2013, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2014 and 2013. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pretoria Resources Two Inc., (A Development Stage Company) as of December 31, 2014 and 2013, and the results of its operations and cash flows for the years ended December 31, 2014 and 2013 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note # B to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note # B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ George Stewart

Seattle, Washington

May 8, 2015

Pretoria Resources Two, Inc.
(A Development Stage Company)
Balance Sheets

	As of
	December 31, 2014	December 31, 2013

CURRENT ASSETS
Cash	$-	$-
TOTAL CURRENT ASSETS	-	-
TOTAL ASSETS	-	-

CURRENT LIABILITIES
Accounts Payable	2,700	2,550
Related Party Note Payable	-	75,315
Accrued Interest - Related Party	-	14,895
TOTAL CURRENT LIABILITIES	2,700	92,760
TOTAL LIABILITIES	2,700	92,760

STOCKHOLDER'S DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2014 and December 31, 2013)	-	-
Common stock ($0.0001 par value; 100,000,000 shares authorized: 1,000,000 issued and outstanding at December 31, 2014 and December 31, 2013)	100	100
Additional Paid in Capital	126,925	22,600
Accumulated Deficit During Development Stage	(129,725)	(115,460)
TOTAL STOCKHOLDER'S DEFICIT	(2,700)	(92,760)
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$-	$-

 The accompanying notes are an integral part of these financial statements

Pretoria Resources Two, Inc.
(A Development Stage Company)
Statements of Operations

	For the years
	ended December 31,
	2014	2013

Income	$-	$-
Total Revenue	$-	$-

EXPENSES:
Selling, General and Administrative	1,706	182
Professional Fees	7,000	14,601
Total Expense	8,706	14,783
Loss from operations	(8,706)	(14,783)
OTHER INCOME/(EXPENSE):
Interest Expense	(5,559)	(6,580)

NET LOSS	(14,265)	(21,363)
Basic and fully diluted net loss per common share:	(0.01)	(0.02)

Weighted average common shares outstanding	1,000,000	1,000,000

 The accompanying notes are an integral part of these financial statements

Pretoria Resources Two, Inc.
(A Development Stage Company)
Statement of Stockholder's Deficit

	Common Stock		Preferred Stock		Additional Paid-in	Deficit Accumulated During Development	Total
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Balances, December 31, 2007	1,000,000	$100	-	$-	$-	$(9,895)	$(9,795)

Net loss	-	-	-	-	-	(11,474)	(11,474)

Capital Contributions	-	-	-	-	-	-	-

Issuance of common shares	-	-	-	-	-	-	-

Balances, December 31, 2008	1,000,000	$100	-	$-	$-	$(21,369)	$(21,269)

Net loss	-	-	-	$-	$-	$(9,772)	$(9,772)

Balances, December 31, 2009	1,000,000	$100	-	$-	$-	$(31,141)	$(31,041)

Net loss	-	-	-	$-	$-	$(15,405)	$(15,405)

Balances, December 31, 2010	1,000,000	$100	-	$-	$-	$(46,546)	$(46,446)

Net loss	-	-	-	-	-	$(22,881)	$(22,881)

Balances, December 31, 2011	1,000,000	$100	-	$-	$-	$(69,427)	$(69,327)

Net loss	-	-	-	-	-	$(24,671)	$(24,671)

Balances, December 31, 2012	1,000,000	$100	-	$-	$-	$(94,098)	$(93,998)

Forgiveness of Note Payable	-	-	-	-	22,600	-	22,600

Net loss	-	-	-	-	-	(21,363)	(21,363)

Balances, December 31, 2013	1,000,000	$100	-	$-	$22,600	$(115,461)	$(92,760)

Capital Contributions	-	-	-	-	5,300	-	5,300

Forgiveness of Debt	-	-	-	-	96,270	-	96,270

Capital Contributions	-	-	-	-	2,756		2,756

Net loss	-	-	-	-	-	(14,265)	-

Balances, December 31, 2014	1,000,000	$100	-	$-	$126,926	$(129,726)	$(2,700)

The accompanying notes are an integral part of these financial statements

Pretoria Resources Two, Inc.
(A Development Stage Company)
Statements of Cash Flows

	For the years ended
	December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,265)	$(21,363)
Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
Gain of Forgiveness of Debt	96,270	22,600
Increase (decrease) in Accounts Payable	2,905	674
Increase (decrease) in Accrued Expenses - Related Party	(14,895)	(1,923)
Increase (decrease) in Accrued Expenses	-	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	70,015	(12)
CASH FLOWS FROM FINANCING ACTIVITIES:
Note Payable to Related Party	(75,315)	-
Capital Contributions	5,300
Capital Stock Purchase	-	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(70,015)	-

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	-	(12)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	-	12

END OF THE PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements

PRETORIA RESOURCES TWO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
AS OF DECMEBER 31, 2014

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

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $129,725 used cash from operations of $127,025 since its inception, and has a negative working capital of $5,700 at December 31, 2014.

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
AS OF DECEMBER 31, 2014

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2014.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of December 31, 2014, the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended December 31, 2014.

PRETORIA RESOURCES TWO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2014

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at December 31, 2014.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2014, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period ended December 31, 2014.

PRETORIA RESOURCES TWO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2014

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
AS OF DECEMBER 31, 2014

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

NOTE D—SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of December 31, 2014.

NOTE E—CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $.0001 par value per share.

During the period from inception (May 25, 2007) through December 31, 2014, the Company issued 1,000,000 shares to Allison Carroll.

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

The Company is authorized to issue 10,000,000 preferred shares at $.0001 par value per share. During the period from inception (May 25, 2007) through December 31, 2014, the Company issued no preferred shares.

PRETORIA RESOURCES TWO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
AS OF DECMEBER 31, 2014

NOTE F—DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of December 31, 2014 and to date has had no significant operations. Recovery of the Company assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE G—RELATED PARTY NOTE PAYABLE AND NOTE PAYABLE

The Company has Notes Payable outstanding to related parties:

On December 17, 2014, the Related Party Note Payable was forgiven. At the time of forgiveness, accrued interest on the Related Party Note Payable not paid from the period from inception (May 25, 2007) through December 11, 2014 was $20,455 and the principal amount on the Note Payable was $75,815. The Forgiveness of the Debt was included in Additional Paid in Capital.

The Notes Payable is listed as follows:

On November 14, 2013, the Note Payable debt was forgiven. At the time of forgiveness, accrued interest on Note Payable not paid for the period from inception (May 25, 2007) through November 14, 2013 was $7,600 and the principal amount was $15,000. The Forgiveness of the Debt was included in Additional Paid in Capital.

NOTE H —INCOME TAX

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. For Federal and New York income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss as of December 31, 2014, is approximately $129,726 and $115,461 as of December 31, 2013. No tax benefit has been reported in the financial statements because after evaluating our own potential tax uncertainties, the Company has determined that there are no material uncertain tax positions that have a greater than 50% likelihood of reversal if the Company were to be audited. The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	December 31, 2014	December 31, 2013
Deferred tax asset:
NOL Carry forward	$44,107	39,257
Valuation allowances	(44,107)	(39,257)
Deferred Tax Asset	$0	0

PRETORIA RESOURCES TWO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2014

 NOTE I—SUBSEQUENT EVENT

The Company has evaluated subsequent events through May 4, 2015, the date to which the statements were available to be issued.

Sale of Stock

On March 12, 2015, the Company sold 89,000 shares of common stock to Bryan Glass for aggregate consideration of $8.90, or $0.0001 per share. Mr. Glass was a director of the Company at the time the shares were issued to him.

Reverse Merger and Change in Control

On April 6, 2015 the Company entered into an Agreement and Plan of Merger (“Agreement”) with BTND, LLC (“BTND”), BTND Merger Sub LLC, a wholly-owned subsidiary of Pretoria Resources, Inc., and Titan Asset Advisors LLC (as to certain limited provisions). BTND Merger Sub, LLC merged with and into BTND, with BTND remaining as the surviving entity and becoming a wholly-owned operating subsidiary of the Company.

At the effective time of the merger, the legal existence of BTND Merger Sub LLC ceased and all of the outstanding membership interests in BTND immediately prior to the effective time of merger were cancelled, and a membership interest in BTND was issued to the Company. Simultaneously, the Company issued to the former members of BTND, in consideration of the cancellation of their membership interests, an aggregate of 9,911,000 restricted shares of the Company’s common stock, equal to 90.1% of the total number of shares of common stock outstanding after giving effect to the merger.

Under the Agreement, the merger may be unwound and the Agreement terminated and cancelled in the event that the Company has not received gross proceeds from an offering of its securities equal to at least $2 million by a date that is 90 days after the closing of the merger, upon the determination of the members of the Company.

Because the members of BTND as a group retained or received the larger portion of the voting rights in the consolidated entity and BTND’s management represents a majority of the management of the consolidated entity, BTND is considered the acquirer for accounting purposes and the transaction is being accounted for as a reverse acquisition. The acquisition will be accounted for as a recapitalization, since at the time of the transaction, the Company was a shell company, with no or nominal operations, assets and liabilities. Consequently, after the giving effect to the merger, the assets and liabilities and the historical operations that will be reflected in future consolidated financial statements will be those of BTND at its historical cost basis.

On April 14, 2015, the parties entered into an Amendment to Agreement and Plan of Merger solely for the purpose of describing in the schedule of exceptions certain defects to title to properties held by BTND discovered by the Company during its due diligence investigation of BTND. The Amendment also provides the Company with the right to unwind the merger in the event that BTND has not cleared any defects to title to its properties within seventy five (75) days of the date of the amendment agreement.

The issuance of the shares of the Company’s common stock to the former members of BTND represented a change in control of the Company.

After giving effect to the merger with BTND, the Company acceded to BTND’s business of owning and operating eight fast food burger restaurants in the Midwest.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

As described in the Explanatory Note, the disclosure required by this Item 9A is as of December 31, 2014, the closing period of the financial statements filed with this Annual Report.

Evaluation of Disclosure Controls and Procedures

As of the end of the year covered by this Annual Report, management performed, with the participation of our Principal Executive Officer, who also is our Principal Financial Officer, and who we refer to in this annual report as our PEO, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our PEO, to allow timely decisions regarding required disclosures. Based upon that evaluation, our PEO concluded that as of such date, our disclosure controls and procedures were not effective as of such date because of the existence of a material weakness in our internal control over financial reporting as described below.

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

Management assessed the effectiveness of our ICFR as of the end of the period covered by this report using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (1992). Based on this evaluation management concluded that the Company’s internal control over financial reporting was not effective due to the material weakness described below. A material weakness in internal control over financial reporting is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weakness in our internal control over financial reporting as of December 31, 2014:

•	Due to the Company’s size it has limited internal accounting controls because there is minimal segregation of duties.

•

The Company does not have a system of financial reporting internal controls that fully prepares consolidated financial statements and disclosures that are fairly presented in conformity with accounting principles generally accepted in the United States of America.

•	The Company has not had a formal Board or Member meeting in the past year.

•

The Company does not have written documentation authorizing certain transactions with its members/officers. Written documentation for such transactions is important to support the payments and to provide documentation for preparing accurate consolidated financial statements and adherence to regulatory rules and regulations.

•	Certain significant corporate asset and liabilities over the years have not been properly recorded in the Company’s name with the proper agencies including lending institutions.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time we expect that incoming management will be able to implement effective controls and procedures.

Item 9B. Other Information.

As described in the Explanatory Note, the disclosure required by this Item 10 is as of the date of this Annual Report.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The disclosure required in this Item 10 is provided as of the date of this Annual Report after giving effect to the Merger. Our directors and officers prior to the Merger resigned as of the effective date of the Merger and appointed the persons named below to serve in such capacities.

The table sets forth information as of the date of this Annual Report with respect to our management, after giving effect to the Merger:

Name	Age	Position
Gary Copperud	57	President, Chief Financial Officer and Director
Jeffrey Zinnecker	58	Director

Mr. Copperud was appointed to serve as the President, Chief Financial Officer and a director of the Company as of the Effective Date. He was a founding member of BTND in 2007 and served as BTND’s general manager and chief financial officer since its inception, in charge of all of BTND’s operations. From 1998 through April 2007, he was a director of Sten Corp., resigning when BTND acquired Burger Time Corporation. In addition, Mr. Copperud served as the President of Sten’s Burger Time Acquisition Corporation subsidiary from July 2004 until his resignation in April 2007. From 1992 to 2013, Mr. Copperud was a partner in Peak to Peak Financial, LLC which acquired, developed and sold real estate. Since 1993, Mr. Copperud has been president/general manager of CMM Properties, LLC, an investment company with holdings in real estate and securities, located in Fort Collins, Colorado. Prior to that, Mr. Copperud was self-employed in the fields of securities and real estate investment and development.

Jeffrey A. Zinnecker was appointed to serve as a director of the Company as of the Effective Date. He was a founding member of BTND in 2007 and, since March 2013, acted in the capacity of a director of BTND. Mr. Zinnecker is the president and principal owner of Zinncorp Inc., an information technology consulting company with offices in Minneapolis, Minnesota, which he founded in 1989. Prior thereto, Mr. Zinnecker was employed as a technology consultant for North States Power Company, now Xcel Energy.

Term of Office

Our directors and officers have been appointed for a term expiring at the end of the Company’s fiscal year or until their respective successors are duly elected and qualified or until their earlier resignation or removal in accordance with our amended and restated bylaws.

Family Relationships

There are no family relationships among our directors or officers.

Code of Ethics

We have not adopted a formal code of ethics within the meaning of Item 406 of Regulation S-K promulgated under the Securities Act, that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that that establishes, among other things, procedures for handling actual or apparent conflicts of interest. Our Board of Directors intends to adopt such a formal code of ethics when it deems appropriate based on the size of our operations and personnel.

Board Meetings and Annual Meeting

During fiscal year ended December 31, 2014, the board of directors of Pretoria did not meet. Pretoria Resources did not hold an annual meeting in 2014. In the absence of formal board meetings, the board of directors conducted all of its business and approved all corporate actions during the fiscal year ended December 31, 2014 by the unanimous written consent of its members, as permitted by and in conformity with the corporate laws of the State of Nevada.

Audit Committee

The Company does not have and is not required to have a separately-designated standing audit committee. The Board performs the required functions of an audit committee, as permitted under applicable laws. The Board selects our principal independent accountant, establishes procedures for monitoring and submitting information or complaints related to accounting, internal controls or auditing matters, engages outside advisors, and makes decisions related to funding the outside auditory and non-auditory advisors engaged by the Board.

Our management will consider adopting an audit committee charter and forming an audit committee as circumstances warrant.

Audit Committee Financial Expert

None of the persons the members of our board of directors qualifies as an "audit committee financial expert," as such term is defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

Corporate Governance and Nominating Committee

The Company does not currently have and is not required to have either a corporate governance or nominating committee. The Board performs the required functions of a corporate governance and nominating committee, as permitted under applicable laws. Our management believes that it is premature to establish a nominating committee given our early stage of development. Our management will consider adopting corporate governance and nominating committee charters and forming a corporate governance and nominating committee as circumstances warrant.

Compensation Committee

The Company does not currently have and is not required to have a compensation committee. The Board performs the required functions of a compensation committee, as permitted under applicable laws. Our management believes that it is premature to establish a compensation committee given our early stage of development. Our management will consider adopting a compensation committee charter and forming a compensation committee as circumstances warrant.

Board Leadership Structure

Our Board recognizes that the leadership structure and combination or separation of the Chief Executive Officer and Chairman roles is driven by the needs of the Company at any point in time. As a result, no policy exists requiring combination or separation of leadership roles and our governing documents do not mandate a particular structure. This will allow our Board the flexibility to establish the most appropriate structure for the Company at any given time.

Currently, our Chief Executive Officer is also our Chairman. The Board believes that, at this time, having a combined Chief Executive Officer and Chairman is the appropriate leadership structure for the Company, though the Board retains the authority to change this policy at any time if it deems it best for the Company. In making this determination, the Board considered, among other matters, the totality of Mr. Gary Copperud’s professional experience in the restaurant business, the real estate industry and the securities industry. The Board believes that this experience renders him the most qualified person to lead our Company as we transition from a private company to a public company and through its next phase of expansion. Among the benefits of a combined Chief Executive Officer/Chairman considered by the Board is that such structure promotes clearer leadership and direction for our Company and allows for a single, focused chain of command to execute our strategic initiatives and business plan.

Board Involvement in Risk Oversight

Our management is principally responsible for defining the various risks facing the Company, formulating risk management policies and procedures, and managing our risk exposures on a day-to-day basis. The board of directors’ principal responsibility in this area is to ensure that sufficient resources, with appropriate technical and managerial skills, are provided throughout the Company to identify, assess and facilitate processes and practices to address material risk and to monitor our risk management processes by informing itself concerning our material risks and evaluating whether management has reasonable controls in place to address the material risks. The involvement of the board of directors in reviewing our business strategy is an integral aspect of the board of directors’ assessment of management’s tolerance for risk and also its determination of what constitutes an appropriate level of risk for the Company.

While the full board of directors has overall responsibility for risk oversight, the board of directors may elect to delegate oversight responsibility related to certain risks committees, which in turn would then report on the matters discussed at the committee level to the full board of directors. For instance, an audit committee could focus on the material risks facing the Company, including operational, market, credit, liquidity and legal risks and a compensation committee could be charged with reviewing and discussing with management whether our compensation arrangements are consistent with effective controls and sound risk management.

Stockholder and Interested Party Communications

Interested parties who want to communicate with the Board as a whole, any Board committee or any individual Board members should address their communications to the Board or the Board members , as the case may be, and send them to c/o BTND, LLC, 405 West Main Street, West Fargo, ND 58078, Attn.: Board of Directors.

Section 16 Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Securities and Exchange Commissioner and to provide us with copies of those filings. Based solely on our review of the copies received by or a written representation from certain reporting persons, we believe our sole director, officer and stockholder is in compliance with the requirements of Section 16(a) during fiscal year ended December 31, 2014.

Item 11. Executive Compensation.

As described in the Explanatory Note, the disclosure required by this Item 11 is as of the date of this Annual Report.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As described in the Explanatory Note, the disclosure required by this Item 12 is as of the date of this Annual Report.

The table below sets forth the number of shares of our common stock beneficially owned as of the date of this Annual Report by (i) each person who is known by us to beneficially own more than 5% of the outstanding shares of Common Stock; (ii) each of our directors and named executive officers; and (iii) all officers and directors as a group. Unless otherwise indicated in the table, the persons named in the table have sole voting power and investment power with respect to the Common Stock set forth opposite the stockholder’s name, subject to community property laws, where applicable.

Percentages ownership calculations in the table are based on 11,000,000 shares of Common Stock outstanding as of the date of this Annual Report, at which date, there were no outstanding options, warrants or other securities convertible into or exercisable for shares of Common Stock. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company at 405 West Main Street, West Fargo, ND 58078.

Name of Beneficial Owner	Title	Amount and Nature of Beneficial Ownership	Percent of Class
Directors and Officers
Gary Copperud [1]	President, Chief Financial Officer and Director	2,279,530	20.72%
Jeff Zinnecker	Director	2,279,530	20.72%
All officers and directors as group (2 persons named above)

5% Stockholders
Sally Copperud [1]		2,279,530	20.72%
Sam Vandeputte		1,040,655	9.46%
Trost Family Limited Partnership		1,040,655	9.46%
Bryan Glass 20 West Park Avenue Long Beach, NY 11561		589,000	5.35%

1. Husband and wife. Each disclaims beneficial ownership over the other’s shares.

Compensation Plans.

We have not adopted any compensation plans for the benefit of our employees, representatives or consultants. The Company does not have outstanding any options, warrants or other rights outstanding that entitle anyone to acquire shares of capital stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

As described in the Explanatory Note, the disclosure required by this Item 13 is provided as of December 31, 2014 in order to coincide with information included in the financial statements filed with this Annual Report.

Related Party Transactions.

Since inception, the Company has borrowed cash from its stockholders as required to satisfy its obligations.

On November 14, 2013, Gail Davis, the Company’s founder and former sole stockholder, director and officer through December 23, 2008, forgave all debt owed by the Company evidenced by a promissory note in the aggregate amount of $22,600 ($15,000 of principal plus $7,200 of accrued interest), which represented all of the funds loaned by Ms. Davis to the Company through December 23, 2008, the date she sold all of her stock in the Company.

Pursuant the December 2014 Agreement, Allison Carroll forgave $92,760 representing all debt (plus accrued interest) owed to her by the Company as of said date.

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

Item 14. Principal Accounting Fees and Services.

As described in the Explanatory Note, the disclosure required by this Item 14 is provided for the years ended December 31, 2014 and December 31, 2013.

AUDIT FEES. The aggregate fees billed for professional services rendered by George Stewart Certified Public Accountant for the audit of the Company's annual financial statements for the fiscal year ending December 31, 2014 were $2,500. The aggregate fees billed for professional services rendered by M&K, CPAS, PLLC for the audit of the Company's annual financial statements for the fiscal year ending December 31, 2013 were $4,500. The aggregate fees billed for professional fees rendered in connection with the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for the fiscal years ending December 31, 2014 and December 31, 2013 were $3,000 and $3,000, respectively.

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

(b) Exhibits.

The Company lists in the table below all exhibits filed by it through the date of this Annual Report.

The following are filed as exhibits to this report:

Exhibit No.	Description	Location Reference
2.1	Agreement and Plan of Merger dated September 27, 2007, among the registrant, Pretoria Resources, Inc., a Delaware corporation, and Pretoria Resources Two, Inc., a Nevada corporation.	1
2.2	Agreement and Plan of Merger dated April 6, 2015, by and among the Registrant, BTND Merger Sub LLC, BTND, LLC, all of the members of BTND, and Titan Asset Advisors LLC.	3
2.3	Amendment to Agreement and Plan of Merger dated April 14, 2015, by and among the Registrant, BTND Merger Sub LLC, BTND, LLC, all of the members of BTND, and Titan Asset Advisors LLC	4
3.1(a)	Certificate of Incorporation of Pretoria Resources, Inc. , a Delaware corporation	1
3.1(b)	Articles of Incorporation of Pretoria Resources Two, Inc., a Nevada corporation	1
3.1(c)	Articles of Organization of BTND, LLC, a Colorado limited liability company.
3.1(d)	Limited Liability Company Operating Agreement of BTND, LLC, a Colorado limited liability company.	4
3.2(a)	By-laws of Pretoria Resources Two, Inc., a Delaware corporation.	1
3.2(b)	By-laws of Pretoria Resources Two, Inc., a Nevada corporation.	1
3.2(c)	Amended and Restated Bylaws of Pretoria Resources Two, Inc., a Nevada corporation.
10.1	Letter from Gail Davis to the registrant dated November 14, 2013 forgiving all debt owed by the registrant to Ms. Davis.	2
10.2	Agreement dated December 17, 2014, among Pretoria Resources Two, Inc. Allison Carroll, Bryan Glass and Ronald Williams.	2
10.3	Asset Purchase Agreement dated May 11, 2007, retroactive to April 29, 2007, between the BTND, LLC and Burger Time Acquisition Corporation.	4
10.4	Subordinated Promissory Note in the original principal amount of $1,886,431.94 dated April 28, 2007 made by BTND, LLC in favor of Burger Time Acquisition Corporation.	4
10.5	Note dated April 15, 2005 in the original principal amount of $1,060,000 made by BTAC Properties, Inc. in favor of Standard Insurance Company.	4
10.6	Mortgage, Assignment of Rents, Security Agreement and Fixture Filing dated April 15, 2005 between BTAC Properties, Inc. and Standard Insurance Company relating to four restaurant properties located in Minnesota.	4
10.7	Note dated April 15, 2005 in the original principal amount of $995,000 made by BTAC Properties, Inc. in favor of Standard Insurance Company.	4
10.8	Mortgage, Assignment of Rents, Security Agreement and Fixture Filing dated April 15, 2005 between BTAC Properties, Inc. and Standard Insurance Company relating to four restaurant properties located in South Dakota.	4
10.9	Loan Agreement dated August 8, 2013, by and among BTND, LLC, BTND West, LLC, Gary Copperud, as guarantor, and BNC National Bank.	4
10.10	Promissory note dated August 8, 2013, in the original principal amount of $272,000 issued by BTND, LLC and BTND West, LLC in favor of BNC National Bank.	4
10.11	Commercial Security Agreement dated August 8, 2013, made by BTND, LLC, in favor of BNC National Bank.	4
10.12	Collateral Real Estate Mortgage dated August 8, 2013, made by BTND, LLC in favor of BNC National Bank.	4
10.13	Guaranty of Gary Copperud in favor of BNC National Bank.	4
10.14	Agreement dated April 14, 2015 among BTND, LLC, BTAC Properties, Inc., Burger Time Acquisition Corporation and Sten Corporation.	4
10.15	Promissory note dated April 14, 2015, issued by BTND, LLC in favor of Titan Asset Advisors, LLC in the principal amount of $199,000.00.	4
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.	5
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.	5
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	5

Location Reference
1.	Incorporated by reference to the registrant's registration statement on Form 10 as filed on November 7, 2007.
2.	Incorporated by reference to the registrant’s Current Report on Form 8-K filed on December 18, 2014.
3.,	Incorporated by reference to the registrant’s Current Report on Form 8-K filed on April 6, 2015.
4.	Incorporated by reference to the registrant’s Current Report on Form 8-K filed on April 21, 2015.
5.	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 14, 2015.

PRETORIA RESOURCES TWO, INC.

By:	/s/ Gary Copperud
Gary Copperud, President and Director Principal Executive Officer Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gary Copperud	Chief Executive Officer, Chief Financial Officer, President, and Director	May 14, 2015
(Principal Executive Officer and Principal Financial Officer)

/s/ Jeffrey Zinnecker	Director	May 14, 2015

