Form 10-Q
period 2015-03-31
Pretoria Resources Two, Inc
filed 2015-05-14
CIK 1412068

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At May 12, 2015 there were 11,000,000 shares of common stock outstanding.

EXPLANATORY NOTE

On April 6, 2015, the registrant, Pretoria Resources Two, Inc., entered into an Agreement and Plan of Merger by and among Pretoria Resources Two, Inc., BTND Merger Sub, LLC, a wholly-owned subsidiary of Pretoria, BTND, LLC, all of the members of BTND, and Titan Asset Advisors LLC, a Delaware limited liability company, as to certain limited provisions. Pursuant to the merger agreement, BTND Merger Sub would merge with and into BTND, with BTND remaining as the surviving entity and a wholly-owned operating subsidiary of Pretoria. This transaction is referred to throughout this Quarterly Report as the “Merger.” The parties entered into an amendment to the Agreement and Plan of Merger dated April 21, 2015 to reflect information learned by Pretoria during its due diligence investigation of BTND. A copy of the original merger agreement was filed as an exhibit to a Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on April 6, 2015. A copy of the amendment to the merger agreement was filed as an exhibit to a Current Report on Form 8-K filed by Pretoria with the SEC on April 21, 2015, which Current Report provided Form 10 level information relating to BTND, the operating company acquired in the Merger. The Merger was effective as of April 23, 2015 upon the filing of a certificate of merger with the Secretary of State of the State of Colorado.

The foregoing Current Report on Form 8-K can be found at the following link:

http://www.sec.gov/Archives/edgar/data/1412068/000147793215002629/prti_8k.htm

In accordance with guidance provided by the staff of the Securities and Exchange Commission to the effect that, “for periods ending prior to consummation, periodic reports (Forms 10-Q and 10-K) should be filed by the registrant (legal acquirer) as they become due in the ordinary course of business, and should include the financial statements of the registrant on a premerger basis.” (Division of Corporate Finance Financial Reporting Manual, Section 12220.1(c))

Therefore, the Company is filing with this Quarterly Report on Form 10-Q (“Quarterly Report”) the financial statements of Pretoria Resources Two, Inc. for the three-month period ended March 31, 2015 that do not give effect to the Merger and is providing disclosure with respect to all of the other information required to be provided in this Quarterly Report relating to the business of the registrant as of March 31, 2015.

The registrant is filing an amendment to the  Current Report on Form 8K linked above to provide, among other thing, unaudited consolidated financial statements of BTND for the thirteen weeks ended March 29, 2015 and March 29, 2014 (the end of BTND’s fiscal quarters) and to disclose the information required under Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PRETORIA RESOURCES TWO, INC.

(A Development Stage Company)

Balance Sheets

	As of
	March 31, 2015	December 31, 2014
	(unaudited)

CURRENT ASSETS
Cash	$-	$-
TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	-	-

CURRENT LIABILITIES
Accounts Payable	-	2,700
Related Party Note Payable	-	-
Accrued Interest - Related Party	-	-
TOTAL CURRENT LIABILITIES	-	2,700

TOTAL LIABILITIES	-	2,700

STOCKHOLDER'S DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2015 and December 31, 2014)	-	-
Common stock ($0.0001 par value; 100,000,000 shares authorized: 1,000,000 issued and outstanding at March 31, 2015 and December 31, 2014)	108	100
Additional Paid in Capital	129,617	126,925
Accumulated Deficit During Development Stage	(129,725)	(129,725)
TOTAL STOCKHOLDER'S DEFICIT	-	(2,700)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

PRETORIA RESOURCES TWO, INC.

(A Development Stage Company)

 Statements of Operations

	For the three months ended
	March 31,
	2015	2014

Income	$-	$-
Total Revenue	$-	$-

EXPENSES:
Selling, General and Administrative	-	-
Professional Fees	-	-
Total Expense	-	-

Loss from operations	-	-

OTHER INCOME/(EXPENSE):
Interest Expense	-	(1,516)

NET LOSS	0	(1,516)
Basic and fully diluted net loss per common share:	0.00	(0.00)

Weighted average common shares outstanding	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements.

PRETORIA RESOURCES TWO, INC.

(A Development Stage Company)

Statement of Stockholder's Deficit

						Deficit Accumulated
	Common Stock		Preferred Stock		Additional Paid-in	During Development	Total
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Balances, December 31, 2007	1,000,000	$100	-	$-	$-	$(9,895)	$(9,795)

Net loss	-	-	-	-	-	(11,474)	(11,474)

Capital Contributions	-	-	-	-	-	-	-

Issuance of common shares	-	-	-	-	-	-	-

Balances, December 31, 2008	1,000,000	$100	-	$-	$-	$(21,369)	$(21,269)

Net loss	-	-	-	$-	$-	$(9,772)	$(9,772)

Balances, December 31, 2009	1,000,000	$100	-	$-	$-	$(31,141)	$(31,041)

Net loss	-	-	-	$-	$-	$(15,405)	$(15,405)

Balances, December 31, 2010	1,000,000	$100	-	$-	$-	$(46,546)	$(46,446)

Net loss	-	-	-	-	-	$(22,881)	$(22,881)

Balances, December 31, 2011	1,000,000	$100	-	$-	$-	$(69,427)	$(69,327)

Net loss	-	-	-	-	-	$(24,671)	$(24,671)

Balances, December 31, 2012	1,000,000	$100	-	$-	$-	$(94,098)	$(93,998)

Forgiveness of Note Payable	-	-	-	-	22,600	-	22,600

Net loss	-	-	-	-	-	(21,363)	(21,363)

Balances, December 31, 2013	1,000,000	$100	-	$-	$22,600	$(115,461)	$(92,761)

Capital Contributions	-	-	-	-	5,300	-	5,300

Forgiveness of Debt	-	-	-	-	96,270	-	96,270

Capital Contributions	-	-	-	-	2,756		2,756

Net loss	-	-	-	-	-	(14,265)	-

Balances, December 31, 2014	1,000,000	$100	-	$-	$126,926	$(129,725)	$(2,699)

Purchase of Common Shares of Stock	89,000	8	-	-	(9)	-	88,999

Capital Contributions	-	-	-	-	2,700	-	-

Net Loss	-	-	-	-	-	-	-

Balances, March 31, 2015	1,089,000	$108	-	$-	$129,617	$(129,725)	-

The accompanying notes are an integral part of these financial statements.

PRETORIA RESOURCES TWO, INC.

(A Development Stage Company)

Statements of Cash Flows

	For the three months ended
	March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$-	$(1,516)
Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
Gain of Forgiveness of Debt	-	-
Increase (decrease) in Accounts Payable	-	(500)
Increase (decrease) in Accrued Expenses - Related Party	-	1,516
Increase (decrease) in Accrued Expenses	(2,700)	-

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(2,700)	(500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Note Payable to Related Party	-	500
Capital Contributions	2,700
Capital Stock Purchase	-	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,700	500.00

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	-	-

END OF THE PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

PRETORIA RESOURCES TWO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2015

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

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $129,725 used cash from operations of $500 since its inception, and has a negative working capital of $0 at March 31, 2015.

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

PRETORIA RESOURCES TWO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2015

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of March 31, 2015.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of March 31, 2015, the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended March 31, 2015.

PRETORIA RESOURCES TWO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2015

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at March 31, 2015.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2015, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period ended March 31, 2015.

PRETORIA RESOURCES TWO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2015

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

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

PRETORIA RESOURCES TWO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2015

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

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

NOTE D - SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of March 31, 2015.

NOTE E - CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $.0001 par value per share.

Total outstanding shares as of March 31, 2015 are 1,089,000.

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

On March 12, 2015, the major shareholder, Bryan Glass purchased an additional 89,000 of common shares for total consideration of $8.90.

The Company is authorized to issue 10,000,000 preferred shares at $.0001 par value per share. During the period from inception (May 25, 2007) through March 31, 2015, the Company issued no preferred shares.

NOTE F-DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of March 31, 2015 and to date has had no significant operations. Recovery of the Company assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE G-RELATED PARTY NOTE PAYABLE AND NOTE PAYABLE

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. For Federal and New York income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss as of March 31, 2015, is approximately $129,726 and $129,726 as of December 31, 2014. No tax benefit has been reported in the financial statements because after evaluating our own potential tax uncertainties, the Company has determined that there are no material uncertain tax positions that have a greater than 50% likelihood of reversal if the Company were to be audited. The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	March 31, 2015	December 31, 2014
Deferred tax asset:
NOL Carry forward	$44,107	$39,257
Valuation allowances	(44,107)	(39.257)
Deferred Tax Asset	$0	$0

PRETORIA RESOURCES TWO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2015

NOTE I - SUBSEQUENT EVENT

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

Since our Registration Statement on Form 10 became effective through December 31, 2014, our management had contact and discussions with representatives of other entities regarding a Business Transaction with us. On April 23, 2015, we consummated a merger with BTND, LLC A description of the Merger and the business of the registrant after giving effect to the Merger, including audited financial statements of the business acquired, is provided in a Current Report on Form 8-K that we filed with the SEC on April 21, 2015.

Liquidity and Capital Resources

At March 31, 2015 and December 31, 2014, our fiscal year end, we had no assets. At March 31, 2015, the Company had no liabilities compared with total liabilities of $2,700.00 at December 31, 2014, in each case, comprised exclusively of accounts payable.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net Cash Provided By (Used In) Operating Activities	$(2,700)	$(500)
Net Cash Provided By (Used In) Financing Activities	$2,700	$500
Net Increase (Decrease) in Cash and Cash Equivalents	$-	$-

Results of Operations

Through March 31, 2015, we did not engage in any substantive operations and did not generate any revenue. We reported a net loss for the three months ended March 31, 2015 of $0, compared to a net loss of $1,516 for the comparable 2014 period. At March 31, 2015, our working capital was $0.

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

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2015, the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15. As a result of our continuing efforts to remediate the material weaknesses in our internal control over financial reporting that existed as of December 31, 2012 and which remained extant as of the close of the period covered by this Report, our PEO concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2015.

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

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this Quarterly Report there were no pending legal proceedings to which the Company was a party or as to which any of its property was subject.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit	Description

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

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

PRETORIA RESOURCES TWO, INC.

Date: May 14, 2015	By:	/s/ Gary Copperud
	Name:	Gary Copperud
	Title:	President, Principal Executive Officer and Principal Financial Officer

