Form 10-Q
period 2015-06-28
ITS BURGER TIME RESTAURANT GROUP, INC.
filed 2015-08-21
CIK 1412068

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 28, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number: 000-52901

IT’S BURGER TIME RESTAURANT GROUP, INC.

(Name of Small Business Issuer in its charter)

Nevada	16-0383696
(State or other jurisdiction of incorporation of organization.)	(I.R.S. Employer Identification No.)

405 West Main Street, West Fargo, ND	58078

Address of registrant's principal executive offices

(701) 277-0080

Issuer’s telephone number

Pretoria Resources Two, Inc,, 20 West Park Avenue, Suite 207, Long Beach, NY 11561

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At August 18, 2015 there were 11,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

IT'S BURGER TIME RESTAURANT GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 28, 2015 AND DECEMBER 28, 2014

	June 28,
	2015	December 28,
ASSETS	(unaudited)	2014
CURRENT ASSETS
Cash and Cash Equivalents	$337,710	$259,989
Receivables	40,892	21,457
Employee Receivable	2,200	4,100
Inventory	45,818	49,414
Prepaid Insurance	5,970	1,788
TOTAL CURRENT ASSETS	432,590	336,748

PROPERTY AND EQUIPMENT - net	836,035	882,699
TOTAL ASSETS	$1,268,625	$1,219,447

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current Maturities of Long-Term Debt	$167,692	$161,314
Accounts Payable	219,184	133,767
Accrued Expenses	123,985	189,196
Accrued Distributions	14,000	40,000
Income Taxes Payable	61,000	-
TOTAL CURRENT LIABILITIES	585,861	524,277
LONG-TERM LIABILITIES
Long-Term Notes Payable, Less Current Maturities	606,054	692,032
Deferred Income Taxes	72,000	-
TOTAL LONG-TERM LIABILITIES	678,054	692,032
TOTAL LIABILITIES	1,263,915	1,216,309
STOCKHOLDERS' EQUITY	4,710	3,138
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,268,625	$1,219,447

Notes to condensed unaudited consolidated financial statements are an integral part of these financial statements

IT'S BURGER TIME RESTAURANT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2015	2014	2015	2014

SALES	$1,639,047	$1,482,911	$2,896,224	$2,545,928
COST AND EXPENSES
Restaurant Operating Expenses
Food and Paper Costs	645,378	602,504	1,169,042	1,022,033
Labor Costs	435,122	432,054	819,674	779,972
Occupancy Costs	63,178	64,423	131,544	132,747
Other Operating Expenses	128,595	108,972	214,388	194,550
Depreciation	44,199	25,111	54,855	50,222
General and Administrative	143,275	126,264	256,493	205,965
Total Costs and Expenses	1,459,747	1,359,328	2,645,996	2,385,489
Income from Operations	179,300	123,583	250,228	160,439
INTEREST EXPENSE	(12,000)	(14,290)	(24,702)	(29,062)
INCOME BEFORE INCOME TAX EXPENSE	167,300	109,293	225,526	131,377
INCOME TAX EXPENSE	(133,000)	-	(133,000)	-
NET INCOME	$34,300	$109,293	$92,526	$131,377
EARNINGS PER SHARE
Net Income	$34,300	$109,293	$92,526	$131,377
Shares Outstanding, Basic and Diluted	11,000,000	11,000,000	11,000,000	11,000,000
Earnings Per Share	$0.003	$0.010	$0.008	$0.012

Notes to condensed unaudited consolidated financial statements are an integral part of these financial statements

IT'S BURGER TIME RESTAURANT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 28, 2015 AND JUNE 29, 2014<>

(UNAUDITED)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$92,526	$131,377
Adjustments to Reconcile Net Income to Net Cash From
Operating Activities:
Depreciation	54,855	50,222
Deferred Income Tax	72,000	-
Changes in Operating Assets and Liabilities:
Receivables	(19,435)	17
Employee Receivable	1,900	-
Inventory	3,596	(5,104)
Prepaid Insurance	(4,182)	(9,435)
Accounts Payable	85,417	(25,200)
Accrued Expenses	(65,211)	20,510
Income Taxes Payable	61,000	-
NET CASH FROM OPERATING ACTIVITIES	282,466	162,387
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	(8,191)	(30,398)
NET CASH USED IN INVESTING ACTIVITIES	(8,191)	(30,398)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Long-Term Debt	(79,600)	(75,240)
Distributions to Members/Shareholders	(116,954)	(63,151)
NET CASH USED IN FINANCING ACTIVITIES	(196,554)	(138,391)
CHANGE IN CASH AND CASH EQUIVALENTS	77,721	(6,402)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	259,989	186,972
CASH AND CASH EQUIVALENTS - END OF PERIOD	$337,710	$180,570
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Interest	$24,702	$29,062

Notes to condensed unaudited consolidated financial statements are an integral part of these financial statements

IT'S BURGER TIME RESTAURANT GROUP, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 28, 2015 AND JUNE 29, 2014

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements of the It’s Burger Time Restaurant Group, Inc. and its subsidiary (the “Company”) for the six-month periods ended June 28, 2015 and June 29, 2014 are unaudited and reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto, contained in the Company’s Report on Form 8-K for the fiscal year ended December 28, 2014. The results of operations for the six-month period ended June 28, 2015, are not necessarily indicative of the results for the entire fiscal year ending December 27, 2015.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

It’s Burger Time Restaurant Group, Inc. and its subsidiary (the “Company”) develop and operate company owned fast-food burger restaurants, with locations in Minnesota, North Dakota, and South Dakota. The Company owned and operated eight restaurants in 2015 and 2014. In April 2015, the Company entered into a lease agreement for a ninth location and is currently in the process of opening this location for operations. See Note 9, “Related Party Lease”.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of It’s Burger Time Restaurant Group and its 100% owned subsidiary BTND, LLC. In addition, BTND, LLC owns 99% of BTND West, LLC. Significant intercompany accounts and transactions have been eliminated in consolidation. The 1% minority ownership of BTND West, LLC is not material and the Company has not presented the corresponding non-controlling interest within the consolidated financial statements.

Income Taxes

For the calendar year 2014 and through April 23, 2015 (effective date of merger, see Note 7), BTND, LLC operated and was treated as a limited liability company for federal and state income tax laws which provide that, in lieu of corporation income taxes, the members separately account for their prorata shares of the Company’s items of income, deductions, losses and credits. Therefore, these statements do not include any provisions for income taxes related to the Company for these relevant periods.

On April 23, 2015, the effective time of the merger (see Note 7), BTND, LLC became a wholly-owned subsidiary of a corporation organized under the laws of the State of Nevada. Accordingly, the Company began to account for income taxes in accordance with the standards on income taxes. As prescribed by these standards, the Company utilizes the asset and liability method of accounting for income taxes. Under this asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. See Note 8, “Income Taxes”. For the year ended December 27, 2015, the Company will file consolidated federal, Minnesota and North Dakota income tax returns.

The Company does not have any significant tax uncertainties that would require recognition or disclosure in the consolidated financial statements. The Company’s tax return are not currently being examined. With few exceptions, the Company is no longer subject to U.S. federal, Minnesota or North Dakota income tax examinations by tax authorities for years before 2012.

IT'S BURGER TIME RESTAURANT GROUP, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 28, 2015 AND JUNE 29, 2014

Reportable Segments

The Company’s restaurants are under the same trade name and are in the same geographical area. Because these restaurants have similar economic characteristics, the Company evaluates operating performance on an overall basis. Therefore, the Company’s restaurants are classified as one reportable segment.

NOTE 3 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 19, 2015, the date which the consolidated statements were available to be issued.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	June 28,	December 28,
	2015	2014
Land	$266,285	$266,285
Equipment	1,476,594	1,468,403
Building	527,224	527,224
Vehicles	52,855	52,855
	2,322,958	2,314,767
Accumulated Depreciation	(1,486,923)	(1,432,068)
	$836,035	$882,699

Depreciation expense for the six months ended June 28, 2015 and June 29, 2014 was $54,855 and $50,222, respectively.

IT'S BURGER TIME RESTAURANT GROUP, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 28, 2015 AND JUNE 29, 2014

NOTE 5 – LONG-TERM DEBT

The Company had the following long-term debt obligations:

	June 28,	December 28,
	2015	2014
Note payable, with variable interest at prime plus 1.75% (minimum 5.00%), currently at 5.00%, payable in variable monthly installments, including interest through November 8, 2018, secured by all Company assets and the personal guaranty of a shareholder.	$193,178	$218,765
Unsecured note payable to related party with interest at 6.25%, payable in monthly installments of $12,242, including interest through June 1, 2020. Note paid in full with transfer of properties (See Note 6).	-	634,581
Note payable, secured by buildings located in Minnesota, payable in monthly installments of $3,710, including interest at 6.25%. Due June 2020.	142,028	-
Note payable, secured by buildings located in North Dakota, payable in monthly installments of $8,532, including interest at 6.25%. Due June 2020.	438,540	-
	773,746	853,346
Current Maturities	(167,692)	(161,314)
Total	$606,054	$692,032

Long-term debt is expected to mature as follows:

2015/2016	$167,692
2016/2017	177,173
2017/2018	187,832
2018/2019	142,228
2019/2020	98,821
$773,746

NOTE 6 – CONTINGENCIES

The Company acquired its properties as a result of an asset purchase agreement in May 2007. By reason of drafting oversight, the agreement originally executed was with a seller subsidiary that did not own the assets being sold at that time. In April 2015, the seller and the Company entered into an amendment to the original agreement to correct this drafting oversight. As part of the transaction, general warranty deeds were issued to the Company at the time of closing with the understanding the seller would not record them until such time consent was given by the seller’s lender to transfer the properties. In May 2015, the seller's lender provided such consent. Prior to receiving consent to transfer the properties, the Company had estimated it would owe up to $67,514 for early payment penalties and other fees since the seller of the properties did not appear to have the financial resources to satisfy such amounts that could have been owed.

The properties have now been transferred and no such amounts were owed as the lender allowed the transfer of the related debt to BTND, LLC. As a result, the estimated liability has been reversed and is reflected in general and administrative expenses on the consolidated statements of operations in the three and six month period ended June 28, 2015.

IT'S BURGER TIME RESTAURANT GROUP, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 28, 2015 AND JUNE 29, 2014

NOTE 7 – MERGER

On April 6, 2015, Pretoria Resources, Inc. (a public shell company; later changed its name to It’s Burger Time Restaurant Group, Inc.) entered into an Agreement and Plan of Merger (Agreement) with BTND, LLC and Titan Asset Advisors LLC, (as to certain limited provisions). BTND Merger Sub, LLC (a wholly-owned subsidiary of Pretoria Resources, Inc.) merged with and into the BTND, LLC, with the BTND, LLC remaining as the surviving entity and becoming a wholly-owned operating subsidiary of Pretoria Resources, Inc.

At the effective time of the merger, the legal existence of BTND Merger Sub LLC ceased and all of the outstanding membership interests in the Company immediately prior to the effective time of merger were cancelled, and a membership interest in BTND, LLC was issue to Pretoria Resources, Inc. Simultaneously, Pretoria Resources, Inc. issued to the former members of BTND, LLC, in consideration of the cancellation of their membership interests, an aggregate of 9,911,000 restricted shares of Pretoria Resource, Inc.’s common stock, par value $0.0001 per share, equal to 90.1% of the total number of shares of common stock outstanding after giving effect to the merger.

Under the Agreement, the merger may be unwound and the merger agreement terminated and cancelled in the event that the Company has not received gross proceeds from an offering of its securities equal to at least $2 million by a date that is 90 days after the closing of the merger, upon the determination of the members of the Company. The Agreement has since been modified to allow until September 4, 2015 for the Company to receive the gross proceeds of said offering of its securities equal to at least $2 million.

Under the Agreement, BTND, LLC issued to Titan a promissory note in the principal amount of $199,000 as additional consideration. This note is payable from proceeds received by the Company from the first sale of securities by the Company after the effective time (as defined in the Agreement) from which it receives gross proceeds equal to at least $2 million. The note bears interest at the rate of 1% per annum.

Because BTND, LLC owners as a group retained or received the larger portion of the voting rights in the consolidated entity and the Company’s management represents a majority of the management of the consolidated entity, BTND, LLC is considered the acquirer for accounting purposes and the Company accounted for the transaction as a reverse acquisition. The acquisition is accounted for as a recapitalization, since at the time of the transaction, Pretoria Resources, Inc. was a company with no or nominal operations, assets and liabilities. Consequently, the assets and liabilities and the historical operations reflected in future consolidated financial statements will be those of BTND, LLC at its historical cost basis.

The effect of the merger on earnings per share as presented on the consolidated statements of operations is based on the conversion rate of common stock for the membership interests of the Company and additional shares issued, retrospectively adjusted for presentation purposes, for the periods ended June 29, 2014.

NOTE 8 – INCOME TAXES

For calendar year 2014 and through April 23, 2015, the taxable income (or loss) of BTND, LLC, a limited liability company, was allocated to its members. Therefore, no provision or liability for income taxes has been included in these consolidated financial statements for these relevant periods. As a result of the merger and becoming a taxable entity, the Company recorded a deferred tax liability of $89,000, by a debit to income tax expense, for temporary differences between financial reporting and the income tax basis of the existing assets and liabilities at that date.

IT'S BURGER TIME RESTAURANT GROUP, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 28, 2015 AND JUNE 29, 2014

Income tax provision for the six and three month period ended June 28, 2015 consists of the following:

June 28,
2015
Current tax expense	$61,000
Deferred tax expense:
Effect of change in tax status	89,000
Change in net deferred tax liability	(17,000)
Deferred tax expense	72,000
Total income tax expense	$133,000

The reconciliation of the results of applying the Company’s effective statutory federal income tax rate of 35% for six months ended June 30, 2015 and June 29, 2014 to the Company’s income before taxes and the Company’s provision for income taxes is as follows:

	June 30,	June 29,
	2015	2014
Federal Income Taxes	35.0%	(35.0)%
State Income Taxes	5.0%	(5.0)%
Effect of change in tax status	39.5%	-
Nontaxable (income) loss of LLC	(20.5)%	40.0%
	59.0%	0.0%

IT'S BURGER TIME RESTAURANT GROUP, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 28, 2015 AND JUNE 29, 2014

For federal and New York income tax purposes, the Company has approximately $130,000 of net operating loss carryforwards that expire through 2030.

Deferred tax assets are reduced by a valuation allowance when applicable. A valuation allowance is provided if, based upon available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities consisted of the following as of June 28, 2015:

June 28,
2015
Net Operating Loss Carryforwards	$44,000
Valuation Allowance	(44,000)
Deferred Tax Assets	$-
Property and Equipment	$(72,000)
Deferred Tax Liabilities	$(72,000)
Net Deferred Tax Liability	$(72,000)

NOTE 9 – RELATED PARTY LEASE

On April 1, 2015 the Company entered into a lease agreement with BTND Checkers LLC for a possible restaurant property located in West St Paul, Minnesota. BTND Checkers LLC is majority owned by the controlling shareholders of the Company. The lease expires March 2017 and requires monthly base rent payments are $4,500. The lease is a triple-net lease, and therefore all expenses related to the operation, maintenance and upkeep of the property are to be paid by the Company. The base rent due under the lease is summarized as follows:

Year	Annual Base Rent
2015	$40,500
2016	54,000
2017	13,500
Total	$108,000

Total rent expense charged to the operations of the Company for the six month and three months ended June 28, 2015 was $13,500.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis should be read in conjunction with Item 1 above and with the audited consolidated financial statements for the years ended December 28, 2014 and December 29, 2013 contained in a Current Report on Form 8-K that we filed with the Securities and Exchange Commission (“SEC”) on April 21, 2015 and subsequently amended on May 15, 2015 and June 17, 2015 (the “Form 8-K”). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Outcomes may differ materially from our expectations. For more information, we direct you to the sections “Risk Factors” and “Forward-Looking Statements” in those current reports. We make no guarantees regarding outcomes, and assume no obligations to update the forward-looking statements herein, except pursuant to law.

Overview

We develop, own and operate “Burger Time” fast food restaurants. Our restaurants feature a wide variety of burgers and other affordably priced foods such as chicken sandwiches, pulled pork sandwiches, sides and soft drinks. As of August 14, 2015, we owned nine Burger Time restaurants, eight of which are in operation and all of which are located in the upper Midwest. Our revenues are derived from the sale of food and beverages at our restaurants.

Our operating principles include: (i) offering bigger burgers and more value for the money; (ii) offering a limited menu to permit the maximum attention to quality and speed of preparation; (iii) providing fast service by way of single and double drive-thru designs and a computerized point-of-sale system at some of our restaurants that expedites the ordering and preparation process; and (iv) great tasting quality food made fresh to order at a fair price. Our primary strategy is to serve the drive-thru and take-out segment of the quick-service restaurant industry.

We operate in the fast food hamburger category of the quick service restaurant (“QSR”) segment of the restaurant industry. The QSR segment comprises fast food restaurants characterized by limited menus, limited or no table service and fast service. In the United States, the QSR segment is the largest segment of the restaurant industry and has demonstrated growth over a long period of time.

Growth Strategies and Outlook

We plan to continue to expand our business, drive comparable restaurant sales growth and enhance our competitive positioning by executing on the following strategies:

•	expand our restaurant base;
•	increase our comparable restaurant sales; and
•	Expanding our menu to satisfy the morning day-part by adding breakfast items and increasing our appeal to families by adding ice cream products and shakes.

We believe that we are well-positioned to take advantage of significant growth opportunities because of our relatively low new restaurant opening costs, disciplined business model and low financing costs. We plan to expand our restaurant base by opening new company-owned restaurants and by developing a franchise program that we expect to introduce in fiscal 2016. We expect to open an estimated three to six company-operated restaurants in fiscal 2015 and six to eight company-operated restaurants in fiscal 2016 in existing and new markets in the Midwest.

Our expansion goals are to build on the success of our business model. We seek to site our restaurants on improved real estate where a former drive-through restaurant existed. We believe that we will be able to purchase these sites at a substantial discount to replacement cost or the cost we otherwise would pay to build out new improvements, which increases our return on investment. Moreover, this approach eliminates the need to negotiate with local planning, zoning and other authorities, which could otherwise take months or longer to gain approval to build a new restaurant. Past experience show that this lower entry costs help us to become profitable in the first year.

Properties that meet our parameters have proven to be readily available over the last several years, though there is no guarantee this condition will continue.

Ownership of the real estate allows us to enjoy the benefit of lower operating costs because of low interest rate loans instead of leasing. We also believe that the real estate we purchase at a significant discount to replacement cost will increase in value do to inflation in future years. This ownership also reduces risks and strengthens our leverage to purchase additional stores. Locking in low, long-term interest rate mortgages will also lock in predictable returns for the term of the loans. We believe that interest rates and inflation will be increasing in the coming years and we see view as advantageous the ability to lock in these rates as we buy properties.

To increase comparable restaurant sales, we are considering serving the morning day part by adding a breakfast menu and by offering ice cream products during the day and night time day parts. We believe we have an opportunity to enhance our profitability as we benefit from increased economies of scale. However, these growth rates cannot be guaranteed.

Highlights

Sales during the second quarter of 2015 were up by $156,136, or 11%, compared to the second quarter of fiscal 2014, as the upper Midwest enjoyed unusually warm spring weather coupled with favorable economic conditions in the markets we serve which are continue to boast high employment as a result of the growth of the oil and gas industry.

The price of beef, our primary commodity, declined during the 2015 quarter compared to the comparable 2014 period.

These factors, among others, contributed to a growth in income before income tax for the quarter ended June 28, 2015 of just over $58,000, or 53%, compared to the second quarter of 2014

During the second quarter of 2015, we entered into a lease agreement with a related entity with respect to property in West St. Paul, Minnesota where will construct our ninth restaurant. The space previously had been used as a fast food burger restaurant and its footprint and many of its existing fixtures and features can be employed in our restaurant. Accordingly, we believe that we will be able complete renovations at this space at a reasonable price, within our allowable budget. We expect to open our new restaurant in the fourth quarter of 2015.

Critical Accounting Policies and Use of Estimates

The preparation of our consolidated financial statements in accordance with generally accepted accounting principles (“GAAP”) requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under current circumstances in making judgments about the carrying value of assets and liabilities that are not readily available from other sources. We evaluate our estimates on an on-going basis. Actual results may differ from these estimates under different assumptions or conditions.

Accounting policies are an integral part of our financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. Management believes that the critical accounting policies and estimates discussed below involve the most difficult management judgments, due to the sensitivity of the methods and assumptions used. Our significant accounting policies are described in Note 1 to our consolidated financial statements included elsewhere in this report.

There have been no material changes to our critical accounting policies or uses of estimates since our annual report on Form 8-K.

Recent Accounting Pronouncements

Accounting Standards Updates issued but not effective for the Company until after December 28, 2014 are not expected to have a material effect on the Company’s consolidated financial statements.

JOBS Act

We presently qualify as an “emerging growth company” (“EGC”) under section 2(a) of the Securities Act, pursuant to the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). An EGC has reduced public company reporting, accounting, and corporate governance requirements. We may take advantage of some of these benefits. In addition, the JOBS Act provides that an EGC can take advantage of an extended transition period for complying with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies.

We will cease to be an EGC following the earliest of (i) five years after our IPO, (ii) $1.0 billion in annual revenue, (iii) $700.0 million in common stock market capitalization held by non-affiliates, and (iv) $1.0 billion in non-convertible debt security issuance on a three-year rolling basis.

Key Financial Definitions

Revenue

Our revenue is derived from sales of food and beverages at our restaurants.

Food and Paper Costs

Food and paper costs include the direct costs of food, beverages, and packaging. These vary with sales volumes, menu mix, and commodity prices.

Labor and Related Expenses

Labor and related expenses include wages, payroll taxes, workers’ compensation expense, benefits, and bonuses paid to our restaurant management teams. We expect labor expense to increase proportionately with restaurant revenue. Labor expense is influenced by minimum wages, payroll taxes, workers’ compensation claims, health care costs, and restaurant performance.

Occupancy Costs and Other Operating Expenses

Occupancy costs include rent and real estate taxes. Other restaurant operating expenses include utilities, advertising, credit card processing fees, supplies, and repairs and maintenance.

General and Administrative Expenses

General and administrative expenses are associated with corporate and administrative functions that support the development and operations of our restaurants, including compensation, benefits, travel expenses, stock compensation costs, and legal and professional fees. General and administrative expenses also include pre-opening costs and expenses above the restaurant level.

Depreciation and Amortization

Depreciation and amortization consist primarily of fixed asset depreciation, including of equipment and leasehold improvements.

Loss on Disposal of Assets

Loss on disposal of assets includes losses from retirement, replacement, or write-off of equipment and leasehold improvements.

Interest Expense, Net

Interest expense, net, consists primarily of interest on our outstanding debt. Debt issuance costs are amortized, at cost, over the life of related debt.

Comparison of Results of Operations for the Thirteen and Twenty-Six Weeks Ended June 28, 2015 and June 29, 2014

Our operating results for the thirteen weeks ended June 28, 2015, and June 29, 2014, in absolute terms, and expressed as percentages of revenue, are compared below.

	Thirteen Weeks Ended
	June 28, 2015		June 29, 2014		Increase/ Decrease
	($)	(%)	($)	(%)	($)	(%)
Statement of Operations Data:
Revenue	$1,639,047	100%	$1,482,911	100%	$156,136	11%
Cost of Operations
Food and Paper Costs	645,378	39%	602,504	41%	42,874	7%
Labor and Related Expenses	435,122	27%	432,054	29%	3,068	*
Occupancy & Other Operating Expenses	191,773	12%	173,395	12%	18,378	11%
Restaurant Operating Expenses	1,272,273	78%	1,207,953	81%	64,320	5%
General & Administrative Expenses	143,275	9%	126,264	9%	17,011	14%
Depreciation & Amortization	44,199	2%	25,111	2%	19,088	76%
Total Costs & Expenses	1,459,747	89%	1,359,328	92%	100,419	7%
Income from Operations	179,300	11%	123,583	8%	55,717	45%
Interest Expense, net	(12,000)	*	(14,290)	*	(2,290)	(16)%
Income Before Income Tax	167,300	10%	109,293	7%	58,007	53%
Income Tax Expense	(133,000)	(8)%	-	-	133,000	N/A
Net Income	$34,300	2%	$109,293	7%	$(74,993)	(69)%

___________

* Less than 1%.

Our operating results for the twenty-six weeks ended June 28, 2015, and June 29, 2014, in absolute terms, and expressed as percentages of revenue, are compared below.

	Twenty Six Weeks Ended
	June 28, 2015		June 29, 2014		Increase/ Decrease
	($)	(%)	($)	(%)	($)	(%)
Statement of Operations Data:
Revenue	$2,896,224	100%	$2,545,928	100%	$350,296	14%
Cost of Operations
Food and Paper Costs	1,169,042	40%	1,022,033	40%	147,009	14%
Labor and Related Expenses	819,674	28%	779,972	31%	39,702	5%
Occupancy & Other Operating Expenses	345,932	12%	327,297	13%	18,635	6%
Restaurant Operating Expenses	2,334,648	80%	2,129,302	84%	205,346	10%
General & Administrative Expenses	256,493	9%	205,965	8%	50,528	25%
Depreciation & Amortization	54,855	2%	50,222	2%	4,633	9%
Total Costs & Expenses	2,645,996	91%	2,385,489	94%	260,507	11%
Income from Operations	250,228	9%	160,439	6%	89,789	56%
Interest Expense, net	(24,702)	1%	(29,062)	1%	(4,360)	(15)%
Income Before Income Tax	225,526	8%	131,377	5%	94,149	72%
Income Tax Expense	(133,000)	5%	-	-	133,000	N/A
Net Income	$95,526	3%	$131,377	5%	$(35,851)	(27)%

___________

* Less than 1%.

Restaurant Revenue

For the quarter, restaurant revenue increased $156,136, or 11%, compared to the second quarter of fiscal 2014. The growth in restaurant revenue was due primarily to unusually warm spring weather and favorable economic conditions in the markets we serve which are enjoying high employment as a result of the growth of the oil and gas industry and the increase in customer traffic as a result of these factors compared to the prior year. Same store sales increased by 11% during the quarter ending June 28, 2015 compared to the prior year quarter.

Year-to-date, restaurant revenue increased $350,296, or 14%, from the comparable period in the prior year. The growth in restaurant sales was due primarily to the unseasonably warm weather experienced by upper Midwest in the geographic region where the Company’s restaurants operate. Same store sales increased by 14.1% during the twenty six weeks ending June 28, 2015 from the comparable period in the prior year.

Food and Paper Costs

For the quarter, food and paper costs increased $42,874, or 7% compared to the second quarter of fiscal 2014 due to a $39,482 increase in food costs and $3,392 increase in paper costs as a result of increased use of packaging products commensurate with increased sales. Year to date, food and paper costs increased $147,009, or 14% from the comparable period in the prior year due to a $138,595 increase in food costs and a $8,414 increase in paper costs as a result of increased use of packaging products commensurate with increased sales.

For the quarter, food and paper costs as a percentage of restaurant revenue were 39% in second quarter of 2015 and 41% in the second quarter of 2014. This percentage was down 2% due to higher gross profit on increased sales. Year to date, food and paper costs as a percentage of restaurant remained unchanged at 40% due to management's ability to maintain gross profit margins in this area by raising the price of products in response to the increased commodity costs.

Labor and Related Expenses

For the quarter, labor and related expenses increased $3,068, or less than 1%, compared to the second quarter of fiscal 2014. Year to date, labor and related expenses increased $39,702, or 5% from the comparable period in the prior year. These increases were attributable primarily to higher labor costs resulting from increased hours as a result of increased sales, higher average hourly wages, especially in western North Dakota, where wage pressures continue to be driven by competition for employees to work in the oil fields. These increases were partially offset by lower medical insurance costs, due to restructuring the health care plan.

For the quarter, labor and related expenses as a percentage of company-operated restaurant revenue were 27%, from 29% in the comparable period in the prior year. Year-to-date, labor and related expenses as a percentage of restaurant revenue were 28%, from 31% in the comparable period in the prior year. These decreases were due primarily to the increase in same store sales and maintaining current staffing levels, while being partially offset by increased labor costs resulting from increased hours as a result of increased sales, higher average hourly wages, especially in western North Dakota, where wage pressures are driven by competition for employees to work in the oil fields.

Occupancy and Other Operating Expenses

For the quarter, occupancy and other operating expenses increased $18,378, or 11%, compared to the second quarter of fiscal 2014. This increase was attributable primarily to the costs of repair work done on various store locations during the quarter. Year to date, occupancy and other operating expenses increased $18,635, or 6%, in the comparable period in the prior year.

Occupancy and other operating expenses as a percentage of restaurant revenue were 12% for both the current and prior year quarters. For the quarter, the relative stability of occupancy and other operating expenses as a percentage of restaurant revenue resulted primarily from adhering to operational procedures and company management policies for store operations. Year-to-date, occupancy and other operating expenses as a percentage of restaurant revenue were 12%, from 13% in the comparable period of the prior year. This relative decrease was primarily due to continued efforts to standardize the management and operation of stores.

Depreciation and Amortization Costs

For the quarter, depreciation and amortization costs increased $19,088, or 76%, compared to the second quarter of fiscal 2014. The increase was due primarily to a recapturing of depreciation from prior periods, offset by declining depreciation expense in our aging restaurants and equipment. Year to date, depreciation and amortization costs increased $4,633, or 9%, in the comparable prior year period.

Depreciation and amortization costs as a percentage of total revenue were 2% for the quarter and for the comparable period of the prior year. Year-to-date, depreciation and amortization costs as a percentage of total revenue were 2%, the same as in the comparable period of the prior year. This relative stability in depreciation and amortization costs was due primarily to stabilization in the number of stores and lack of significant expansion or acquisition of capital assets during the relevant periods.

General and Administrative Expenses

For the quarter, general and administrative expenses increased $17,011, or 14%, compared to the second quarter of fiscal 2014. The increase was attributable primarily to pre-opening costs incurred for the new store in St. Paul, Minnesota of $21,327, professional and other costs associated with the consummation of the Merger and general and administrative expenses incurred in connection with that transaction being higher in the second quarter of fiscal 2015, and officer compensation increasing by approximately $50,000. These increases were partially offset by lower executive travel expenses related to reviewing prospective properties and the reversal of an accrual for estimated finance fees associated with the transfer of debt of approximately $67,000.

For the quarter, general and administrative expenses as a percentage of total revenue were 9% in the fiscal 2015 period, compared to 9% in fiscal 2014 period. This relative stability was due primarily to the increased costs noted above, while being offset by increased revenue. Year-to-date, general and administrative expenses as a percentage of total revenue were 9%, from 8% in the comparable period of the prior year. These increases were due primarily to the increased costs identified above.

Interest Expense, Net

For the quarter, interest expense, net, decreased $2,290, or 16%, compared to the second quarter of fiscal 2014. Year to date, interest expense, net, decreased $4,360, or 15%. These decreases were was due primarily to lower principal balances. Interest expenses as a percentage of total revenue were 1% or less in all periods.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources have been cash provided from operations and cash and cash equivalents. Our primary requirements for liquidity and capital are new restaurants, existing restaurant capital investments (maintenance), development of a franchise program, interest payments on our debt, and working capital and general corporate needs. Our working capital requirements are not significant, since our customers pay for their purchases in cash or by payment card (credit or debit) at the time of sale. Thus, we are able to sell many of our inventory items before we have to pay our suppliers for them. Our restaurants do not require significant inventories or receivables.

As of June 28, 2015, we had a working capital deficit of $153,271. Cash and cash equivalents for the period were up $157,140 from the comparable 2014 period, as we used less cash to pay internal and external expenses incurred for distributions. Increases in sales partially contributed to the increase in cash and cash equivalents, while being partially offset by increases of $39,595 in accounts receivable and $2,552 in inventory.

We anticipate that working capital deficits may be incurred in the future and possibly increase if and when we open new restaurants.

We believe that we will require significant additional capital to achieve our short and long-term objectives of opening three to six restaurants in fiscal 2015 in existing and new markets in the Midwest. We estimate an average total cash investment of $470,000 for each new restaurant. This figure includes cash allocated to the acquisition of real estate which we estimate at $350,000, for which we will contribute $87,500 of the purchase price in cash, or 25%, and the balance of which, $262,500, or 75%, that we expect to finance through third parties. Other preopening and opening costs associated with new restaurants, which we estimate will be approximately $382,500, include fixtures, construction, equipment, inventory, training, advertising, licensing and permitting, and miscellaneous costs. Real estate and finance costs may vary materially by location.

Currently, we are not generating sufficient cash flow from operations to fund the development of multiple new restaurants and will require financing to execute our plans. We may seek to raise such funds by way of equity or debt financings. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital and to pursue business opportunities, including opening new restaurants. We might not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to open new restaurants and to respond to business challenges could be significantly limited.

Moreover, opening new restaurants entails numerous risks, including that new restaurants may not be profitable. The failure of new restaurants to perform as planned would have a material adverse effect on our business, financial condition and results of operations. This risk and the others we may encounter in opening new restaurants are described under the heading “Business - Risk Factors.”

In addition, we will need additional capital to fund the development of a franchise program, the amount of which we have not calculated. We anticipate that we will incur costs in connection with the development of a franchise program relating to the preparation of franchise offering materials, franchise manuals and operating procedures for our franchisees, and federal and state filing costs to register as a franchise. In addition, we will have to dedicate a portion of our managerial and administrative function to franchise activities, including advertising and other costs, and we may need to hire an individual dedicated to managing our franchise operations.

Cash Flows:

The following table presents summary cash flow information for the periods indicated.

	Twenty-Six Weeks Ended
	June 28, 2015	June 29, 2014
Net cash provided by operating activities	$282,466	$162,387
Net cash used in investing activities	(8,191)	(30,398)
Net cash used in financing activities	(196,554)	(138,391)
Net (decrease) increase in cash	$77,721	$(6,402)

Operating Activities

For the twenty-six weeks ended June 28, 2015, net cash provided by operating activities increased by $120,079 compared to the comparable period in fiscal 2014. This improvement was due primarily to increased net income from operations.

Investing Activities

For the twenty-six weeks ended June 28, 2015, net cash used in investing activities decreased by $22,207 compared to the comparable period in fiscal 2014. This decrease was due primarily to our remaining relatively static with respect to purchases and sales of assets such as properties and new equipment.

Financing Activities

For the twenty-six weeks ended June 28, 2015, net cash used by financing activities increased by $58,163 compared to the comparable period in fiscal 2014. This was due primarily to a distribution to BTND’s equity holders and the payment of principal and interest under our long-term debt.

Contractual Commitments

On April 1, 2015, the Company entered into a 3-year lease with a related party for restaurant property located in West St. Paul, Minnesota. The lease expires March 2017 and requires monthly base rent payments of $4,500. The Company’s total obligation under the life of the lease is $108,000. The lease is a triple-net lease, and therefore all expenses related to the operation, maintenance and upkeep of the property are to be paid by the Company. The annual base rent due under the lease is summarized is $40,500 for 2015, $54,000 for 2016, and $13,500 for 2017.

Other than as described above, our contractual commitments outstanding on June 28, 2015, have not changed materially since those set forth in our Current Report on Form 8-K filed with the SEC on April 21, 2015. These relate principally to (i) future debt payments and (ii) interest payments.

Off-Balance Sheet and Other Arrangements.

We did not have any off-balance sheet or similar arrangements at June 28, 2015 and December 28, 2014.

Item 3. Qualitative and Quantitative Disclosure about Market Risk

Inflation

Inflation has an impact on food, paper, construction, utility, labor and benefits, general and administrative, and other costs, all of which can materially impact our operations. We have a substantial number of hourly employees who are paid wage rates at or based on the applicable federal or state minimum wage, and increases in the minimum wage will increase our labor costs.

Commodity Price Risk

We are exposed to market price fluctuation in food product prices. Given the historical volatility of certain of our food product prices, including beef, chicken, other proteins, grains, produce, dairy products, and cooking oil, these fluctuations can materially impact our food and beverage costs. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. We do not enter into pricing agreements with any of our suppliers to manage these risks. Beef is our largest single food purchase and the price we pay for beef fluctuates weekly based on beef commodity prices. We do not currently manage this risk with commodity future and option contracts. As of December 28, 2014, the close of our last fiscal year, a ten percent increase in the cost of beef would result in approximately $98,000 of additional food costs for the Company annually.

Seasonality

Seasonal factors and the timing of holidays cause our revenue to fluctuate from quarter to quarter. Our revenue per restaurant is typically slightly lower in the first and fourth quarters due to holiday closures and the impact of cold weather at all of our locations. Adverse weather conditions may also affect customer traffic, especially in the first and fourth quarters, when customers do not use our outdoor seating areas, which impacts the use of these areas and may adversely affect our revenue.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 28, 2015, management performed, with the participation of our Principal Executive Officer, who also is our Principal Financial Officer, and who we refer to in this quarterly report as our PEO, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our PEO, to allow timely decisions regarding required disclosures. Based upon that evaluation, our PEO concluded that as of such date, our disclosure controls and procedures were not effective as of such date because of the existence of a material weakness in our internal control over financial reporting as described below.

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

Management identified the following material weakness in our internal control over financial reporting as of December 28, 2014:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a–15(f) and 15d–15(f)) during the fiscal quarter ended June 28, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A discussion of the significant risks associated with investments in our securities, as well as other matters, is set forth in our Form 8-K.

There have been no material changes from the risk factors previously disclosed in the Form 8-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

N/A

Item 5. Other Information.

Related Party Transaction

On April 1, 2015 the Company entered into a 3-year lease agreement with BTND Checkers LLC for a restaurant property located in West St Paul, Minnesota. BTND Checkers LLC is majority owned by the controlling shareholders of the Company. The lease expires March 2017 and requires monthly base rent payments are $4,500. The Company’s total obligation under the life of the lease is $108,000. The lease is a triple-net lease, and therefore all expenses related to the operation, maintenance and upkeep of the property are to be paid by the Company. The annual base rent due under the lease is summarized is $40,500 for 2015, $54,000 for 2016, and $13,500 for 2017. Management of the Company believes that the rent and other terms are at fair market value.

Item 6. Exhibits.

Exhibit	Description

10.16	Lease Agreement dated April 1, 2015 between the registrant and BTND Checkers, LLC.

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2015.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2015.

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

IT’S BURGER TIME RESTAURANT GROUP, INC.

Date: August 21, 2015	By:	/s/ Gary Copperud
	Name:	Gary Copperud
	Title:	President, Principal Executive Officer and Principal Financial Officer

